Form 10-K
period 2025-12-31
Jaguar Uranium Corp.
filed 2026-03-27
CIK 2039273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-43094

JAGUAR URANIUM CORP.

(Exact name of registrant as specified in its charter)

British Columbia	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3-1136 Centre Street Thornhill, Ontario Canada	L4J 3M8
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code): (416) 648-4065

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common shares, no par value	JAGU	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes    ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

The aggregate market value of the common shares held by non-affiliates of the registrant, computed as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $36.05 million.

As of March 27, 2026, the number of shares outstanding of the registrant’s Class A common shares was 20,193,777.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Shareholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

JAGUAR URANIUM CORP.

FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including all documents incorporated by reference, contains forward-looking statements regarding Jaguar Uranium Corp. (the “Company”, “Jaguar Uranium”, “we” or “our”) and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties. The forward-looking statements included herein, or incorporated herein by reference, include or may include, but are not limited to, (and you should read carefully) statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve,” “forecast,” “plan,” “propose,” “strategy,” “envision,” “hope,” “will,” “continue,” “potential,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar words, terms, phrases or expressions or the negative of any of these terms. Any statements in this Form 10-K that are not based upon historical fact are forward-looking statements and represent our best judgment as to what may occur in the future.

These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K and the Company managements' current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing the Company's views as of any subsequent date. The Company does not undertake any obligations to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, the Company's results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ are set forth under the heading “Risk Factor Summary” below and those described under Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

ii

TECHNICAL MINING INFORMATION AND TERMS

We are defined as an exploration stage issuer under Subpart 1300 of Regulation S-K (“S-K 1300”) as adopted by the SEC. S-K 1300 contains disclosure requirements that are applicable to mining companies reporting with the SEC. We do not have any current mineral resources or mineral reserves as defined by S-K 1300. Our mineral properties require further exploration and development and to date we have not commenced any commercial operations and have not recognized any mining revenue. We have completed technical report summaries (collectively, the “Technical Report Summaries”) in compliance with S-K 1300 for our two uranium exploration projects in Argentina (the “Laguna Project” and the “Huemul Project”, as defined herein) and our exploration project in Colombia (the “Berlin Project”). However, our estimated mineral resources or mineral reserves, if any, expected mine life and mineral pricing cannot be determined as the exploration programs, additional drilling, economic assessments and requisite initial studies and pit (or mine) design optimizations have not yet been completed, and the actual mineral resources and mineral reserves, if any, may be significantly lower than expected. You should not rely on the Technical Report Summaries, preliminary economic assessments or feasibility studies, if and when completed and published, as indications that we will have successful commercial operations in the future. Even if we prove mineral resources and mineral reserves on our Properties, we cannot guarantee that we will be able to develop and market them, or that such production will be profitable. See the information under the heading “Property” in this Annual Report on Form 10-K for more information.

Qualified Persons Statement

Some technical mining information contained herein with respect to the Laguna Project, the Huemul Project and the Berlin Project is derived from the Technical Report Summaries prepared for us, each with an effective date of August 13, 2024, August 13, 2024 and February 15, 2024, respectively. SLR International Corporation (“SLR”), an independent mining consultant, has approved and verified the technical mining information related to each of the Laguna Project, the Huemul Project and the Berlin Project derived from the Technical Report Summaries and reproduced in this Annual Report on Form 10-K.

Glossary of Mining-Related Terms

The following is a glossary of certain mining terms that may be used in this Annual Report on Form 10-K.

Ag	Silver.

Alluvial	A placer formed by the action of running water, as in a stream channel or alluvial fan; also said of the valuable mineral (e.g. gold or diamond) associated with an alluvial placer.

Assay	A metallurgical analysis used to determine the quantity (or grade) of various metals in a sample.

ANM	The National Mining Agency of Colombia.

Argentina Mining Code	The National Mining Code of Argentina.

Canon	The fee an applicant must pay when conducting exploration in Argentina.

Cateo	An exploration permit in Argentina.

Claim	A mining right that grants a holder the exclusive right to search and develop any mineral substance within a given area.

CNEA	Argentina’s National Nuclear Authority.

Concentrate	A clean product recovered in flotation, which has been upgraded sufficiently for downstream processing or sale.

Core drilling	A specifically designed hollow drill, known as a core drill, is used to remove a cylinder of material from the drill hole, much like a hole saw. The material left inside the drill bit is referred to as the core. In mineral exploration, cores removed from the core drill may be several hundred to several thousand feet in length.

iii

Corpocaldas	The department mining agency of the Department of Caldas, Colombia.

CPS	Counts per second.

Cut-off grade	When determining economically viable mineral reserves, the lowest grade of mineralized material that can be mined and processed at a profit.

Deposit	An informal term for an accumulation of mineralization or other valuable earth material of any origin.

DIA	The environmental impact declaration issued by the local mining authority in Argentina.

Diamond drill	A rotary type of rock drill that cuts a core of rock that is recovered in long cylindrical sections, two centimeters or more in diameter.

Dyke	A long and relatively thin body of igneous rock that, while in the molten state, intruded a fissure in older rocks.

EIA	The environmental impact assessment for proposed exploration works in Argentina.

Exploration	Prospecting, sampling, mapping, diamond drilling and other work involved in searching for ore.

Flotation	A milling process in which valuable mineral particles are induced to become attached to bubbles and float as others sink.

Grade	The term used to indicate the concentration of an economically desirable mineral or element in its host rock as a function of its relative mass.

Ha	Hectare — an area totaling 10,000 square meters or 2.47 acres.

IAN	The Colombia Institute of Nuclear Affairs.

INGEOMINAS	The National Institute of Geology and Mining of Colombia.

Km	Kilometer(s). Equal to 0.62 miles.

Lithology	The character of a rock formation, a rock formation having a particular set of characteristics.

M	Meter(s). Equal to 3.28 feet.

Mafic	Igneous rocks composed mostly of dark, iron- and magnesium-rich minerals.

Masl	Meters above sea level.

Massive	Said of a mineral deposit, especially of sulfides, characterized by a great concentration of mineralization in one place, as opposed to a disseminated or vein-like deposit.

MD	A mining concession in Argentina termed Manifestacion de Descrubrimiento.

MESD	The Colombian Ministry of Environment and Sustainable Development.

Metallurgy	The science and art of separating metals and metallic minerals from their ores by mechanical and chemical processes.

Mineral	A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.

Mineral Deposit	A mass of naturally occurring mineral material, e.g. metal ores or nonmetallic minerals, usually of economic value, without regard to mode of origin.

Mineralization	A natural occurrence in rocks or soil of one or more yielding minerals or metals.

iv

Mineral Project	The term “mineral project” means any exploration, development or production activity, including a royalty or similar interest in these activities, in respect of diamonds, natural solid inorganic material, or natural solid fossilized organic material including base, precious and rare metals, coal, and industrial minerals.

Mining Provincial Code	The Provincial Mining Procedure Code in Argentina.

Mineral Reserve	A concentration or occurrence of diamonds, natural, solid, inorganic or fossilized organic material including base and precious metals, coal and industrial minerals in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction.

MME	The Colombian Ministry of Mines and Energy.

NSR	The aggregate proceeds received from time to time from any arm’s length smelter or other arm’s length purchaser from the sale of any ores, concentrates, metals or other material of commercial value, net of expenses.

Ore	Mineralized material that can be extracted and processed at a profit.

PEA	Preliminary Economic Assessment. A study, other than a pre-feasibility or feasibility study, that includes an economic analysis of the potential viability of mineral resources.

PMD	The Provincial Mining Directorate in Argentina.

QA/QC	Controls relating to quality assurance and quality control.

Qualified Person	An individual who is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development, production activities and project assessment, or any combination thereof, including experience relevant to the subject matter of the project or report and is a member in good standing of a self-regulating organization.

RC	Reverse circulation in mining.

Reclamation	Restoration of mined land to original contour, use, or condition where possible.

REE	Rare earth elements.

Sedimentary	Said of rock formed at the Earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited, or chemically precipitated.

Strike	The direction, or bearing from true north, of a vein or rock formation measure on a horizontal surface.

Tenement	A mineral claim.

U3O8	Concentrated uranium oxide.

v

RISK FACTOR SUMMARY

The Company's business involves significant risks and uncertainties that make an investment in it speculative and risky. The following is a summary list of the principal risk factors that could materially adversely affect the Company's business, financial condition, liquidity and results of operations. These are not the only risks and uncertainties the Company faces, and you should carefully review and consider the full discussion of the Company's risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K.

●	We do not have an operating history, therefore, there is no assurance that we will be successful in achieving a return on an investment for investors in the Common Shares and our likelihood of success must be considered in light of our early stage of operations.

●	We do not have any operating revenues or earnings and instead have a history of losses. We will continue to experience losses unless and until we can successfully develop and begin profitable commercial production at one of our mining properties.

●	Significant additional capital is required to fund our business plan, and our ability to continue as a going concern depends on our ability to raise capital in the future.

●	Our results of operations are subject to foreign currency fluctuation risks and such fluctuations may adversely affect our financial position and operating results.

●	As we do not currently have revenue, and do not expect to have revenue in the foreseeable future, we face liquidity risk.

●	A material increase in costs at any significant location could have a significant effect on our operations.

●	We may not have the ability to access adequate operating capital and ultimately mine our Properties at a profit sufficient to finance further mining activities and to continue to find, develop, acquire and finance mineable reserves, all due to potentially significant fluctuations in the market prices of uranium, vanadium, nickel, zinc, copper and other REEs located in our Properties.

●	Evaluating our future performance may be difficult since we have a limited financial and operating history, with significant negative cash flow and an accumulated deficit to date, and there is no assurance that we will be successful in securing any form of additional financing in the future, and therefore substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable us to continue our operations over the next twelve months.

●	Uranium exploration, development and mining operations are inherently subject to numerous significant risks and uncertainties, and actual results may differ significantly from expectations or anticipated results. Furthermore, exploration programs conducted on our uranium projects may not result in the establishment of ore bodies that contain commercially recoverable uranium.

●	Our mineral reserves, if any, may be significantly lower than expected.

●	Our development and production plans, and cost estimates, in the Technical Report Summaries may vary and/or not be achieved.

●	We are reliant on third parties to conduct independent analyses with respect to our business, and any inaccuracies in such analyses could have a material adverse effect on our collection and development objectives.

●	Opposition to our mining and business activities could disrupt our business, operations and financial conditions.

●	A shortage of equipment and supplies could adversely affect our ability to operate our business.

●	Joint ventures and other partnerships, including offtake arrangements, may expose us to risks.

●	We do not maintain insurance to cover all of the potential risks and hazards associated with our operations, and therefore may be subject to liability for environmental, pollution or other hazards associated with our exploration, pre-extraction and extraction activities.

●	Acquisitions that we make from time to time could have an adverse impact on our financial condition and results of operations.

●	The uranium industry is subject to numerous stringent laws, regulations and standards, including environmental protection laws and regulations. If any changes occur that would make these laws, regulations and standards more stringent, it may require capital outlays in excess of those anticipated or cause substantial delays, which would have a material adverse effect on our operations.

vi

●	We may not be able to obtain, maintain or amend rights, authorizations, licenses, permits or consents required for our operations.

●	Closure and remediation costs for environmental liabilities may exceed any provisions we make and could materially affect our financial position and results of operations.

●	Major nuclear incidents may have adverse effects on the nuclear and uranium industries, adversely affecting our operations and prospects.

●	The marketability of uranium concentrates will be affected by numerous factors beyond our control which could materially affect our financial position and results of operations.

●	A reduction in purchases of uranium by electric utilities for any reason would adversely affect the viability of our business as the only significant market for uranium is nuclear power plants world-wide and the number of customers is limited.

●	Problems with the availability, condition and maintenance of adequate infrastructure could adversely affect our business.

●	We do not currently own or have access to a mill and therefore will be dependent on third parties for the milling facilities needed for any future milling activities, which may not be available on favorable terms or at all.

●	The price of alternative energy sources affects the demand for and price of uranium, thereby materially adversely affecting our business and operations.

●	The title to our mineral property interests may be challenged. A successful challenge to the precise area and location of our claims could result in us being unable to operate on our Properties as permitted or being unable to enforce our rights with respect to our Properties.

●	Due to the nature of our business, we may be subject to legal proceedings which may divert management’s time and attention from our business and result in substantial damage awards.

●	Competition from better-capitalized companies may affect our ability to acquire new properties and qualified personnel.

●	Because we have limited capital, inherent mining risks pose a significant threat to us compared to our larger competitors.

●	We may experience difficulty retaining and attracting qualified management, which could have a material adverse effect on our business and financial conditions.

●	If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely consolidated financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

●	Due to our operations in emerging market countries, our financial condition and results of operations may be impacted by factors that are inherent in emerging markets.

●	Our financial condition and results of operations are dependent on the economic and political developments in Latin American countries such as Colombia and Argentina.

●	We may be subject to seizure or expropriation of assets, which could have a material adverse effect on our business, results of operations and financial condition.

●	The local legal and regulatory systems in which our Properties exist may lead to uncertainties with respect to licenses and agreements for our business.

●	Unauthorized mining and illegal activities pose a safety, security, social and environmental risk to the mining industry and our business and operations.

●	Colombia and Argentina’s mining industries are less developed than the mining industry in the United States or Canada, which may cause our exploration and operating activities to take longer to complete and become more expensive.

vii

●	Guerilla and other criminal activity in Colombia, as well as the perception of such criminal activity, may hinder our ability to access capital in a timely and cost-effective manner and may have a negative effect on us, our employees, financial condition and results of operations.

●	There can be no assurance that all permits that we require will be obtainable on reasonable terms, or at all. Delays or a failure to obtain such permits, or a failure to comply with the terms of any such permits that we have obtained, could have a material adverse impact on us.

●	We expect to make significant expenditures to comply with the extensive laws and regulations governing the protection of the environment, waste disposal, worker safety, mine development and protection of endangered and other special status species, and, to the extent reasonably practicable, to create social and economic benefit in the surrounding communities near our Properties, but there can be no guarantee that these expenditures will ensure our compliance with applicable laws and regulations and any non-compliance may have a material and adverse effect on us.

●	The environmental laws applicable to us and our operations could cause significant additional expense, capital expenditures, restrictions and delays in our operations.

●	Breaches of environmental laws (whether inadvertent or not) or environmental pollution may materially and adversely affect our business, results of operations and financial condition.

●	Certain Canadian laws could delay or deter a change of control.

●	To carry out reclamation obligations imposed on us in connection with our potential development activities, we must allocate financial resources that might otherwise be spent on further exploration and development programs. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

●	Amendments to current laws, regulations and permits governing operations and activities of mining companies, including environmental laws and regulations which are evolving in Colombia and Argentina, or more stringent implementation thereof, could have a material adverse effect on us and could cause increases in expenditures and costs, affect our ability to expand or transfer existing operations or require us to abandon or delay the development of new properties.

●	Global economic risks may affect our ability to obtain adequate, reasonable and acceptable financing in the future.

●	The degree of risk inherent in the mining industry and the potential changes to the factors that impact us as a mining company, may have a negative impact on our business and operations.

●	The unexpected expenses we may incur could adversely impact our operations, financial condition and results of operations.

●	Interpretation of royalty agreements in the jurisdictions of our Properties may have a material adverse effect on us and our operations.

●	Natural resource properties are largely contractual in nature, which may require us to take legal action to enforce our contractual rights. Any proceedings or actions or any decisions determined adversely to us may have a material and adverse effect on our results of operations, financial condition and the trading price of the Common Shares.

●	The fluctuations in the price of base metals and in particular, the price of uranium and other REE may cause the price of our Common Shares to fluctuate or decline.

●	Market fluctuations and commercial quantities of minerals may affect their commercial viability thereby resulting in us not receiving adequate return on invested capital or having our mineral projects rendered uneconomical.

●	Reserve estimates are subject to evaluation uncertainties and there may be material differences between actual and estimated mineral resources and reserves, which may impact the viability of our Properties.

●	Certain non-governmental organizations that oppose globalization, resource development and the mining industry may generate adverse publicity thereby having an adverse effect on our reputation and financial condition.

●	The competition we face in the mining industry may make it more difficult for us to acquire additional mining properties, mining professionals, service and equipment.

●	International trade agreements and policies may affect the supply of uranium available to the market and may have a material adverse effect on the Company’s business and operations.

●	We are susceptible to the risks inherent in the nuclear energy sector.

viii

●	The potential impacts of climate change on us are uncertain and may materially and adversely impact our business, results of operations and financial condition.

●	Shortages of equipment and supplies may hinder our ability to carry out operations.

●	We have never paid nor do intend to pay dividends in the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Common Shares.

●	Future issuances of our Common Shares or securities convertible into, or exercisable or exchangeable for, our Common Shares, or the expiration of lock-up agreements that restrict the issuance of new Common Shares or the trading of outstanding Common Shares, could cause the market price of our Common Shares to decline and would result in dilution of your holdings.

●	We are an “emerging growth company,” and cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Common Shares less attractive to investors.

●	We are a “smaller reporting company,” and cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our Common Shares less attractive to investors.

●	We may be a “passive foreign investment company” for the current taxable year and for one or more future taxable years, which may result in materially adverse U.S. federal income tax consequences for U.S. investors.

●	Our Common Shares may become subordinate to future indebtedness or preferred shares, each with rights and preferences senior to our Common Shares.

●	The price of our Common Shares will be subject to market volatility.

●	Financial Industry Regulatory Authority sales practice requirements may limit a shareholder’s ability to buy and sell the Common Shares.

●	We have broad discretion in the use of the net proceeds from our initial public offering and may not use them effectively.

●	It may not be possible for foreign investors to enforce actions against us, and our directors and officers.

●	Certain parties have the right to nominate directors to our board of directors, and their interests may conflict with ours or yours in the future.

●	Restrictions on Common Share transfers and issuances may limit shareholder flexibility and control.

ix

Part I

Item 1.	Business

Jaguar Uranium is a uranium exploration and development company focused on uranium discoveries. We are a junior miner engaged in uranium exploration. Our portfolio is comprised of two (2) uranium exploration projects in Argentina and one (1) uranium exploration project in Colombia.

We maintain significant land holdings in Colombia and Argentina, which offer substantial exploration potential. Our Properties are located within mining-friendly jurisdictions and are supported by established infrastructure. We intend to embark on an exploration program to establish and grow resource levels.

We control significant areas in one district in Colombia referred to as the Berlin Project. In Argentina, we control concessions in the Chubut Province titled Laguna Salada and La Rosada, and in the Mendoza Province titled Huemul. The areas controlled by the Company are known to have uranium indications as well as rare earth metals and base metals, specifically copper in the Huemul Project. Upon the incorporation of the Company in December 2022, the Berlin Project was acquired by the Company in April 2024 and the Argentina Projects were acquired in July 2024.

We are led by a management team with experience across the natural resources sector, including permitting, corporate finance, resource extraction, and are supported by a well-respected board of directors with involvement in both uranium and broader natural resources sectors worldwide. We are currently executing studies across our Properties to allow for an exploration program which will include trenching, sampling, drilling and pilot testing.

Governmental Factors

Our Properties are located in developing countries with a history of natural resource extraction and community involvement. In both Colombia and Argentina, we have strong government support to develop our Properties, deploy investment into communities, and adhere to the rule of law allowing for domestic use and export of material.

Historical Financing and Significant Milestones

We have achieved several key financing milestones that have contributed to our growth and capital development.

●	From May 16, 2023, to December 8, 2023, we completed our initial funding round, raising $150,000 through the sale of Common Shares at $0.10 per Common Share. This early-stage funding laid the groundwork for the Company’s operational and exploration activities.

●	On December 20, 2023, we secured $400,100 at $0.20 per unit, each consisting of one Common Share and one warrant, and an additional $30,000 at $0.20 per Common Share, demonstrating increasing investor confidence.

●	In January 2024, we completed a $2,232,400 funding round at $2.00 per Common Share, a significant milestone that enabled further expansion and development of our projects.

●	From March to April 2024, we raised $693,334 at $2.00 per Common Share, and an additional $736,666 at $4.00 per Common Share.

●	On September 27, 2024, we raised $40,000 at $5.00 per Common Share.

●	On January 15, 2025, we raised $350,000 at $5.00 per Common Share.

●	On June 26, 2025, we issued a $150,000 convertible promissory note, which is convertible into units at either $5.00 per Common Share or a 25% discount to the Offering Price on a recognized North American stock exchange. Each unit consists of one Common Share and one warrant exercisable at $5.00 per share within three years of issuance. Conversion is at the holder’s option or may be triggered mandatorily upon listing.

●	On June 17, 2025, the Company received proceeds from the exercise of warrants. In total 396,000 warrants exercised at the price of $1 per share were exercised and resulted in the issuance of 396,000 common shares.

●	On February 11, 2026 the Company completed its Initial Public Offering (“IPO”) resulting in the issuance of 6,250,000 common shares at $4 per share for gross proceeds of $25,000,000, incurring $1,875,000 in agent fees and other expenses of approximately $450,000, of which $50,000 had been prepaid at December 31, 2025, resulting in net proceeds of $22,725,000. As a result of completing the IPO, the following transactions were completed:

●	The Company’s convertible debenture was converted into 50,000 shares based on the lesser of $5 or 75% of the IPO price, which was $4.

●	400,000 Listing Shares and 600,000 Top Up Shares were issued related to the Argentina Acquisition.

●	3,836,757 Liquidity Event Shares were issued to GCOM related to the Colombia Acquisition.

These milestones have been pivotal in supporting our exploration activities, particularly in Colombia and Argentina, allowing us to pursue our strategic objectives in uranium mining.

Primary Assets

Berlin Project — Department of Caldas, Colombia

Our principal exploration project is located in the Department of Caldas of Colombia. The Berlin Project deposit contains battery commodities (vanadium, nickel and phosphate), uranium, REEs, molybdenum and zinc. The Berlin Project deposit is a geologically rare combination of elements contained in a layer of phosphate-bearing limestone in a layered sedimentary sequence. The deposit is located 12 km from a hydroelectric dam that provides a potential source of clean, renewable energy for the Berlin Project. There is a river port located 65 km from the Berlin Project, providing barge-transport to Barranquilla, a port on the Caribbean coast of Colombia. A refurbished rail system provides an alternative means of transport to the port at Santa Marta on the Caribbean coast. Extensive bench-scale metallurgical tests indicated that the value-commodities can be effectively leached from the mineral-bearing rock with an acidic ferric sulphate solution.

Laguna Project — Chubut Province, Argentina

The Laguna Project is an early-stage exploration project located in the central part of Chubut Province, Argentina. The Laguna Project is located about 260 km Southwest of the provincial capital, Rawson, and approximately 220 km from the main commercial port city of Comodoro Rivadavia. Reconnaissance work on the Laguna Project was first conducted in 2007 by another company, with the aim of confirming anomalies detected in a 1978 airborne radiometric survey undertaken by the CNEA.

The CNEA recognized that the uranium mineralization is related to “caliches,” the partial cementation of the host by calcium carbonates. “Caliche”- and “Calcrete”-type deposits are surficial uranium deposits found in semi-desert environments. Caliche-type deposits differ from other uranium deposits in that they typically occur in unconsolidated clastic sediments such as gravel, as opposed to cemented sediments in the case of Calcrete-type uranium deposits. Examples of surficial uranium deposits are Lake Maitland in Western Australia and Langer Heinrich in Namibia. The Laguna Project is similar to the free-digging Tubas Red Sand deposit in Namibia.

Mineralization at the Laguna Project occurs in a tabular, gently undulating layer that contains yellow-green uranium-vanadium minerals at shallow depth in unconsolidated, sandy gravel. The mineralized layer lies beneath shallow soil and typically a barren cap of gravel on the top of the mesas. The entire uranium-vanadium mineralization at the Laguna Project lies within three meters of surface in unconsolidated material in the flat, gravel plain that extends from the foothills of the Andes to the Atlantic coast in southern Argentina.

Huemul Project — Mendoza Province, Argentina

The Huemul Project is an early-stage exploration project located in the southern part of Mendoza Province, Argentina. The Huemul Project consists of approximately 27,700 ha of exploration claims centered around CNEA’s historic Huemul-Agua Botada mine, Argentina’s first producing uranium mine. The Argentinian government discovered the Huemul-Agua Botada Zone in 1952 and exploited the deposit between 1955 and 1975. Historically, ore was treated in a concentration plant at the nearby town of Malargüe.

Uranium-vanadium-copper mineralization at the Huemul Project comprises a number of stacked, meters-thick stratabound lenses hosted by an approximately 50-meter-thick packet of conglomerates and arenites, sandwiched by redbeds and intruded by andesite sills. These sedimentary rocks are part of the fill sequence of the Cretaceous Neuquén Basin. Host rocks to the mineralization are highly bituminous and mineralized zones are likely to have been failed petroleum-gas traps.

Business Objectives and Operations

We are a uranium exploration and development company focused on uranium discoveries. We were formed for the purposes of exploring and drilling the Berlin Project. On April 8, 2024, we acquired a 100% indirect interest in the Berlin Project pursuant to the Berlin Project SPA. As a result of the foregoing, the Berlin Project became our primary material mineral exploration project. On July 19, 2024, we acquired a 100% indirect interest in the Argentina Projects pursuant to Argentina Projects SPA. In parallel with our Properties, we intend to explore other acquisition efforts to grow and develop our uranium holdings to increase the opportunity for economic success. Specifically, any external growth of the Company by way of acquisition is expected to take place in Latin America.

To achieve our objectives, we intend to complete the following with respect to each of our Properties: permitting and receiving required licenses, completing metallurgy, making current the historical mineral resource estimates, completing confirmation drilling, undergoing exploration drilling, building a pilot plant to test the extraction proves, and performing a PEA analysis to determine economic factors that determine the potential viability of a mine.

To execute our business strategy, we will require substantial additional financial resources, including amounts necessary to fund our planned exploration program at our Properties. We intend to seek the necessary additional financing through the issuance of additional equity securities, but there can be no assurance that such financing will be available to us in sufficient amounts, on attractive terms, on a timely basis, or at all.

Subsidiaries

We have three direct, wholly-owned subsidiaries — Gaia Energy and Berlin BVI, which are both organized under the laws of the BVI, and 284 Ontario, which is organized under the laws of the Province of Ontario, Canada.

Competitive Conditions

The mining business is competitive in all phases of exploration, development and production. We compete with a number of other companies and individuals in the acquisition, exploration, financing and development of mineral properties, many of whom have greater financial resources. There is significant competition for uranium acquisition and exploration opportunities.

As a result of this competition, we may be unable to acquire attractive mineral properties in the future on terms we consider acceptable. We also compete for financing with other resource companies, many of whom have greater financial resources and/or more advanced properties. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to us.

Our competitive position depends on our ability to successfully and economically explore, acquire and develop new and existing mineral properties. Our ability to acquire properties largely depends on our success in exploring and developing our Properties, and on our ability to select, acquire and bring to production suitable properties or prospects for mineral exploration and development. We may compete with other exploration and mining companies for the procurement of equipment and for the availability of skilled labor. We compete with other mining companies for skilled mining engineers, geologists, geophysicists and other qualified technical personnel. Factors beyond our control may affect the marketability of minerals mined or discovered by us. See the information under the heading “Risk Factors” in this Annual Report on Form 10-K for more information.

Uranium Market Developments

Over the past few years, global uranium market fundamentals have been improving as the market transitions from an inventory driven market to a production driven market. The spot market bottomed in November 2016 at about $17.75 per pound U3O8 and stood at more than $90.00 per pound in early May 2024. (UxC U3O8 Daily Spot Price). Production dropped to a multi-year low in 2020 at about 47,342 tons (104.6 million pounds) but began to recover in 2021, totaled about 129 million pounds in 2022 and further rose to approximately 54,345 tons in 2023, still well below reactor requirements, according to OECD. Global supply and demand projections show a structural deficit between production and utility requirements averaging over 44 million pounds a year over the next 10 years and increasing thereafter, according to UxC. The current deficit is being filled with secondary market sources, including finite inventory that is projected to decline in the coming years. As secondary supplies diminish, and as existing mines deplete their resources, we are expecting that new production will be needed to meet utility demand. Similarly, we are expecting that higher prices will be needed to stimulate new mining investment.

Uranium supply has become more complicated than before due to Russia’s invasion of Ukraine, as Russia is a significant supplier of uranium around the globe. Economic sanctions, transportation restrictions, pending legislation and buyer avoidance of Russian uranium is causing a fundamental change to the nuclear fuel markets. In May 2024, the U.S. enacted legislation that blocked Russian uranium supply into the country, thereby exacerbating the already precarious forecasted supply deficit. We believe this is resulting in a bifurcation of the uranium market, increasing an already notable supply gap for western utilities. Supply risk in Africa has also escalated. Niger provided about 25.4% of EU uranium deliveries in 2022, but its share fell to approximately 14.3% in 2023 as African deliveries dropped again in 2024. In June 2024 Niger’s junta revoked Orano’s Imouraren permit, and on June 19, 2025, it announced the nationalization of the Somair venture, adding further uncertainty around future exports. Secondary supply is also likely to be further reduced with western enrichers reversing operations from underfeeding to overfeeding that requires more uranium to increase the production of enrichment services. Against this backdrop, U.S. and European utilities are prioritizing security of supply by contracting with producers in lower-risk jurisdictions and supporting domestic enrichment build-outs.

On the demand side, the global nuclear sector continues to expand. As of July 2025, 439 reactors are operable worldwide and 69 are under construction. Over 2005–2024, 102 reactors started operation, and in 2023 five units were grid connected (offset by five closures), according to Power Reactor Information System and World Nuclear Association (“WNA”). In October 2022, World Nuclear News reported that: “The International Energy Agency projects more than a doubling of nuclear generation by 2050 with at least 30 countries increasing their use of nuclear power.” Additional upside market pressure is also emerging as utilities return to a longer-term contracting cycle to replace expiring contracts; something the market has not experienced for several years. Increasing demand has also occurred with financial entities and various producers purchasing significant quantities of drummed uranium inventory, further removing excess near term supplies.

Industry and Economic Factors

The uranium industry is a vital sector within the global energy landscape, centered around the mining, processing, and utilization of uranium, a naturally occurring radioactive element. It plays a critical role in the global energy sector primarily as the fuel source for nuclear power, which is increasingly recognized as a key component in achieving global climate goals under the Paris Agreement.

The uranium industry is structured around several key stages, each playing a critical role in the production and use of uranium:

●	Resource Identification and Extraction. The initial stage is the exploration activities aimed at identifying economically viable uranium deposits. Once discovered, uranium ore is extracted through mining operations, which can range from conventional open-pit or underground mining to more advanced in-situ recovery methods. The choice of extraction method depends on the geology of the deposit and environmental considerations.

●	Milling and Processing. Extracted uranium ore undergoes milling to produce a powdered form known as “yellowcake,” which contains concentrated uranium oxide (“U3O8”). Various chemical and physical processes are employed to extract and purify uranium from the ore, resulting in a product suitable for further enrichment.

●	Enrichment. Uranium enrichment is a critical process where the concentration of uranium-235 isotopes is increased, as they are the fissile material necessary for sustaining nuclear fission reactions. Enrichment facilities utilize centrifugation, gaseous diffusion, or laser-based methods to achieve the desired uranium isotopic composition.

●	Nuclear Fuel Production. Enriched uranium is then fabricated into fuel assemblies or pellets for use in nuclear reactors. These reactors generate heat through controlled nuclear fission reactions, which in turn produce steam to drive turbines and generate electricity. The fabrication process involves shaping, sintering, and assembling the enriched uranium into fuel elements compatible with specific reactor designs.

●	Waste Management and Decommissioning. After its useful life, uranium fuel becomes spent fuel and must be carefully managed due to its radioactivity. There are extensive processes for handling, storing, and eventually disposing of nuclear waste. Additionally, when nuclear facilities reach the end of their operational life, they undergo decommissioning, which involves safely dismantling the plant and managing any residual radioactive materials.

The uranium market is influenced by various factors, including global energy demand, geopolitical considerations, regulatory policies, and technological advancements. Long-term contracts, spot market transactions, and government policies regarding nuclear energy development significantly impact the uranium market’s dynamics and uranium’s pricing. Several key developments and trends have shaped the current landscape of the uranium market:

●	Global Nuclear Energy Resurgence. The global energy landscape is experiencing a renewed interest in nuclear power, driven by the goal to reduce carbon emissions and secure stable and non-fossil fuel energy sources with the aim of reaching the targets set forth in the Paris Agreement. Countries like the UK, Japan, and several EU nations are expanding their nuclear energy capacities. The UK’s plan to quadruple its nuclear capacity by 2050 is a prime example of this trend. This resurgence is expected to drive long-term demand for uranium.

●	Uranium Price Recovery. Following a period of low prices, uranium prices have rebounded significantly. In January – February 2024, uranium prices have reached their highest levels around $106/lb in nearly 17 years, spurred large by concerns over insufficient and unreliable supply, exacerbated by sanctions on Russian nuclear fuel services and transportation restrictions, which have led to a supply squeeze. As of July 2025, spot prices were $71/lb. The uranium market is entering a new cycle, with projections indicating that mothballed uranium projects will take several years to come online. This delay in production, coupled with rising demand for nuclear power, has led to a growing supply-demand gap. As of July 2025, industry sources, including Uranium Producers of America as presented by Discovery Alert, estimate a uranium shortfall of roughly 55 million pounds over the next 18 months in approximately 200 million pounds market. Looking ahead, according to the same source, projections indicate an even more concerning 1 billion-pound deficit over the next 15 years. This structural deficit, along with higher prices, is expected to drive new investments in uranium mining.

●	Supply Chain and Geopolitical Challenges. The uranium supply chain has been heavily impacted by geopolitical events, particularly the ongoing conflict between Russia and Ukraine. Many countries are now seeking to reduce their reliance on uranium from politically unstable regions, leading to a realignment of global supply chains. This shift is creating opportunities for producers in more stable regions.

●	Research and Development. Continuous research and development efforts drive innovation within the uranium industry, focusing on improving efficiency, safety, and sustainability across the nuclear fuel cycle. Advancements in reactor technology, fuel fabrication techniques, waste management solutions, and nuclear decommissioning processes contribute to the industry’s evolution. Specifically, Small Modular Reactors (“SMR”s) represent a significant technological advancement in the nuclear sector. These reactors are smaller, more flexible, and potentially safer than traditional reactors, making them attractive to both developed and developing nations. SMRs are expected to play a key role in the future energy mix, driving additional demand for uranium as these technologies become more widely adopted.

●	Environmental Considerations. Uranium mining and processing activities raise environmental concerns related to land disturbance, water usage, and radioactive contamination. Sustainable practices, environmental monitoring, and remediation efforts are essential to mitigate these impacts and ensure responsible stewardship of natural resources.

●	Regulatory Compliance and Safety. The uranium industry operates under strict regulatory frameworks designed to ensure safety, security, and non-proliferation of nuclear materials. Regulatory oversight covers all aspects of uranium mining, processing, transport, and waste management, with a focus on minimizing environmental impact and mitigating potential health hazards. Compliance with these standards is mandatory and involves regular monitoring, reporting, and inspections by national and international agencies. This rigorous oversight ensures that uranium companies maintain high safety standards, protect the environment, and adhere to global non-proliferation agreements.

●	Public Perception. The uranium industry often grapples with public concerns related to environmental and safety risks, largely influenced by historical nuclear accidents and fears about radioactive contamination. However, there is a growing recognition of the role that nuclear energy can play in achieving low-carbon energy goals, which is gradually shifting perceptions. While challenges remain, particularly around the long-term management of nuclear waste, the increasing acknowledgment of nuclear power’s potential in combating climate change is helping to foster a more balanced and positive public dialogue.

●	Market Dynamics and Long-Term Outlook. The uranium market is influenced by various factors, including global energy policies, technological advancements, and geopolitical developments. While the market is also characterized by volatility, driven by fluctuations in demand, supply disruptions, and the pace of technological adoption, the long-term outlook for uranium remains strong, with expected increases in nuclear energy capacity globally.

Overall, the uranium industry plays a crucial role in meeting global energy needs, particularly in regions where nuclear power serves as a significant source of electricity generation. Despite facing challenges related to safety, security, and public perception, ongoing innovation and collaboration within the industry contribute to its resilience and continued relevance in the broader energy landscape.

The below chart from tradingeconomics.com depicts the price of spot uranium in the last 10 years; as of March 12, 2026, the closing price of spot uranium was $85.90. On the other hand, the chart from World Nuclear Association shows uranium supply and demand between 2018 and 2040.

Further, the chart from U.S. Department of Energy plots criticality ratings for the key materials in the medium term. In general, the criticality of most materials changes over time due to anticipated market response and the emergence of viable substitutes or a dramatic ramp up in demand for the materials. The chart shows three broad categories of criticality. Materials in the upper quadrant of the matrix, with scores of 3 or higher on both axes, are characterized as critical. Materials with a score of 3 or higher on one axis but a 2 on the other axis are characterized as near critical.

While they are not currently judged to be critical, small changes in one or more of the underlying factors could put them at criticality. All other materials are judged as being not critical. However, this assessment is based on the best available information, so even materials judged as not being critical could be at risk due to significant unforeseen circumstances.

Source: tradingeconomics.com Date: March 2026	Source: World Nuclear Association Date: April 2022

Source: U.S. Department of Energy
Date: August 2024

Government Regulation

Colombia

The exploration and exploitation of mining prospects are subject to regulation by a number of federal and departmental government authorities in Colombia. The ANM regulates mining in Colombia whose policies reflect the agenda of the government in office. While it is a decentralized national entity, it is attached to the Colombian Ministry of Mines and Energy (the “MME”), and is responsible for managing royalties, granting and executing concession contracts and maintaining the national registry of concession contracts.

Environmental authorities in Colombia include the ANM, the department mining agency, Corporación Autónoma Regional de Caldas (“Corpocaldas”), the MME and the Ministry of Environment and Sustainable Development (“MESD”). Various levels of governmental entities have significant levels of interest and impact in the mining industry, with local governments being typically the most influential.

In Colombia, exploration and exploitation of mining resources, such as uranium, are formalized by execution of a concession contract with the correspondent national mining authority pursuant to the mining legislation Law N°685/2001, duly amended by Law 1382 of 2010.

Between 1940 and 2011, until the ANM was created, the mining authority of Colombia was the MME. The MME delegated certain mining-related matters to national and department authorities. Specifically, until 2012, the National Institute of Geology and Mining (“INGEOMINAS”) was responsible for managing royalties and maintaining the national register of concession contracts. By means of Decree 4134 of November 3, 2011, the Colombian government created the ANM, which assumed responsibility for the granting, execution, and administration of concession contracts throughout Colombia starting from 2012.

Colombian departmental governments are charged with the granting, execution and performance of concession contracts and other related administrative proceedings within their respective department boundaries. This is also the case for the Department of Caldas, in which the Berlin Project is located, whereby the departmental government manages all exploration and mining-related activities for minerals found within the department, except for coal and emeralds, which are managed by INGEOMINAS.

Under Colombian law, foreign individuals and corporations have the same rights as Colombian individuals and corporations. Foreign companies are required to constitute a branch, subsidiary, or affiliate in Colombia before they may be granted a concession contract. Requirements to maintain the concession contract in good standing are described below.

Concession Fees

Annual concession fees during the exploration and construction phases are required to be paid to the Colombian government to maintain concession contracts comprising the Berlin Project in good standing (Concession Contract 664-17 and Concession Contract 736-17) (collectively, the “Berlin Concession Contracts”). The approximate annual cost of maintaining the Berlin Concession Contracts is $65,000.

As of December 31, 2024, certain concessions comprising the Berlin Project were not in good standing under applicable law as there were arrears of surface fee payments owing to the ANM in the approximate amount of $142,000 including accrued interest, which were paid during 2025. As of December 31, 2025, all arrears amounts and accrued interest owing in relation to the concessions have been paid to the ANM and there are no further amounts owed.

Environmental Mining Insurance

Within 10 days following the execution of a concession contract, an environmental mining insurance policy must be obtained by the concession-holder as a guarantee against non-compliance with mining and environmental obligations. Failure to meet these obligations may result in the levying of fines and the unilateral termination of the agreement by the ANM. The insured value is calculated as follows for the different stages of a concession contract:

●	Exploration — 5% of annual estimated work expenditures.

●	Construction — 5% of the annual investment towards mine construction.

●	Exploitation — 10% of the result of multiplying the estimated annual production by the price of the mineral being extracted, as determined by the Government of Colombia.

The insurance policy must be in full force and effect for three years beyond the life of the concession contract and is renewed annually as part of the fulfilment of obligations to maintain the concession contract in good standing.

Budget Work Program

At the time of an application, and when an extension to the exploration phase is granted, a budget and work program must be presented to the ANM.

Reporting

An annual report of activities on each of the Berlin Concession Contracts is required to be submitted to the ANM.

Royalties

The Government of Colombia requires a net smelter return (“NSR”) royalty that varies according to commodity. The percentage of the NSR royalty for various commodities are as follows:

Commodity	NSR Royalty (%)
Uranium	10
Vanadium, phosphorus, molybdenum, yttrium, and rhenium	5
Gold and silver	4
Nickel	12
Construction Materials (including gypsum)	1

Royalties are accrued at mine head, meaning that 100% of the ore mined is taken into account to calculate the royalty.

When calculating the royalty, the MME takes into account the sales price of the mineral extracted from the mine, as well as costs, such as transport and refining/processing, as estimated from various sources, including mining companies and publications.

Royalties have typically been payable in cash or in kind. When payable in kind, since royalties are calculated at mine head or wellhead, the royalty percentage will never form part of the product to be sold by the producer but will be as from that moment owned by Colombian government. This means that royalties in kind will never form part of income and thus will not be considered as a cost or expense for the Company. When payable in cash, royalties will be taken from income obtained by the producer in the sale of product to the market. Although the royalty is calculated at the mine head or wellhead, it will be payable only once the product has been sold. Thus, the royalty percentage is part of the product sold and then subtracted from the income obtained as a consideration payable to Colombian government for the exploitation of the mine or well. Said consideration is considered as deductible for income tax purposes, as expressly accepted by tax authorities through a ruling issued in 2005. Uranium mining and extraction in Colombia is a new phenomenon and that there is no assurance that the Colombian government will accept royalty payments in kind given the sensitive nature of the product.

Green Energy Transition

The Colombian government has implemented multiple policies and strategies aimed at promoting a transition towards renewable energy and reducing reliance on fossil fuels. These initiatives are collectively referred to as the “Green Energy Transition.” Among the most prominent is the E2050 Strategy, which sets a long-term pathway for decarbonization and sustainable development. The Energy Transition Law (2021) plays a pivotal role in expanding the use of renewable energy sources, such as wind, solar, and hydrogen, while reducing the country’s dependence on oil and coal. Furthermore, the National Energy Plan (2020-2050) outlines a comprehensive framework to diversify Colombia’s energy mix and achieve significant reductions in greenhouse gas emissions. These efforts are aligned with the country’s ambitious commitment to cut emissions by 51% by 2030 and achieve net-zero emissions by 2050. The Colombian government is also working on promoting green hydrogen and increasing private and public sector investments in renewable projects, making energy transition a cornerstone of its national agenda. As part of this strategy, Colombia has positioned itself as a key player in the global shift towards clean energy, with its natural resource base, including uranium, seen as crucial for nuclear energy, which complements renewable energy sources. This supports Colombia’s potential to be a leading supplier of uranium, aligning with its broader Green Energy Transition goals.

The Green Energy Transition provides substantial support for companies operating in Colombia’s energy and mining sectors. As Colombia seeks to become a leader in sustainable energy, uranium plays a critical role in the development of clean, nuclear energy, which remains an essential part of the global decarbonization strategy. The Company’s operations align with the government’s policy goals, as nuclear energy offers a low-carbon energy source that can complement renewable energy projects. Additionally, the regulatory environment fostered by the Energy Transition Law and related policies creates a favorable framework for exploration and mining companies by incentivizing investment in clean energy initiatives. These policies not only provide stability but also create opportunities for growth, as Colombia continues its shift towards a low-carbon, sustainable economy.

Argentina

Federal Legal Framework

According to the Argentina Political State Organization, all mines belong to the provinces of Argentina, which grant exploration and exploitation rights to applicants. The Argentinian federal government has enacted the National Mining Code (“Argentina Mining Code”) which is applicable to the entire country.

The provinces of Argentina have the power to regulate the procedural aspects of the Argentina Mining Code through each Provincial Mining Procedure Code (“Mining Provincial Code”) and to organize its local authorities. Accordingly, provinces appoint mining authorities and provide procedural mining regulations that individuals and legal entities must follow to be awarded mining rights and property.

Under the Argentina Mining Code, a mining concession allows its holder to carry out exploration and exploitation activities within the area defined in the respective concession title, provided that prior to the beginning of any mining activity, such concession title is granted by the local mining authority.

According to the Argentina Mining Code, there are two types of mining rights, one of them is the exploration and the other is the exploitation rights, both of which are exclusive, as described below:

Exploration Permit (“Cateo”)

The holder of an exploration permit can explore the area during the period granted. Where the holder of an exploration permit discovers mineable minerals, the holder will have an exclusive right to apply for an exploitation permit in respect of that area.

The time period granted under an exploration permit, depends on the extent of the area applied. The maximum area allowed is 10,000 ha which is divided into units of measurements of 500 ha each. For the first unit granted, the valid period is 150 days and for the following units of measurements, 50 days are added for each unit. A relinquishment must be made after the first 300 days, and a second one, after 700 days have elapsed. The applicant must pay a fee (“Canon”), submit a minimum working plan to be performed, and hand in an environmental impact assessment. Exploration permits are granted for a fixed period of time, based on the extension of the area applied for and there are no renewal or extensions of the term originally granted. Moreover, the permit holder cannot apply again for the same area until a year has elapsed. Therefore, the next step in the process for the Company for the Argentina Projects, provided that mineable minerals are discovered in the exploration area, is to apply for exploitation rights.

Exploitation Permit (“Manifestation of Discovery”)

An exploitation permit has no time limit provided the holder complies with the requirements of law, which are basically to pay the annual payment of a Canon, the compliance with a submitted working and investment plan, and the submission of an environmental impact assessment survey that must be updated every two years. Within the administrative/judicial process, the holder obtains final title to the concession once the manifestation of discovery is registered by the applicable mining authority. The right to mine is reached once the working and investment plan, and the environmental impact assessment survey, are duly approved, the exploitation right is thereby granted and the final title of the mine is issued. Before this stage, it is called “manifestation of discovery” and is treated as an application in process.

There are three different ways of acquiring an exploitation permit:

●	By discovering a mine as a consequence of an exploration process as described above.

●	When a mine is discovered by “chance”, meaning, without an exploration process.

●	When an exploitation right has been declared and posted in the register as “vacant” due to a non-compliance with the requirements settled by law.

Obligations of the Holder of an Exploration Permit

The holder of an exploration permit must perform a series of obligations to maintain the exploration permit in good standing, as described below. The failure to comply with these obligations could result in the revocation of the exploration permit.

●	Field delimitation task: Once the exploration permit has been issued, the titleholder has 30 days to delimit the land to the relevant exploratory area.

●	Working Plan: A minimum working plan must be filed setting out basic data related to the exploration activity.

●	Canon: The Canon must be made together with the presentation of the application permit and is only to be paid once. If an overlap exists, and the concession cannot be issued, then the applicant will receive a reimbursement of the monies paid. According to the Argentina Mining Code, the amount to be paid as Canon is $9,680 per unit of exploration, where a unit of exploration is 500 ha.

●	Environmental Impact Assessment (“EIA”): The EIA is for proposed exploration works only. The requirements for an EIA are related to the exploration works proposed and are outlined in regulations. The presentation of an EIA is required before starting any field work.

Obligations of the Holder of and Exploitation Permit

The holder of an exploitation permit must perform a series of obligations to maintain the exploitation permit in good standing, as described below. The failure to comply with these obligations could result in the revocation of the exploitation permit.

●	Canon: The Canon must be paid twice a year on June 30 and December 31. If the Canon is not paid, it will result in the revocation of the exploitation permit, unless the titleholder pays the Canon within the 45 following days plus a 20% penalty amount (fine). According to the Argentina Mining Code, the amount to be paid is $19,000 annually per unit of disseminated tenement (pertenencia) for minerals of first category. The area or unit of each tenement for disseminated minerals is 100 ha. For minerals of first category non disseminated, the amount is $1,900 annually per unit. If a mine is discovered, there is a three-year period in which no Canon payments are required to be made.

●	Legal Labor and Legal Survey: A legal labor to establish the limits of the mineable area must be performed within 100 days after the date of registration of the mining right. The legal labor consists of the digging of a trench, well, gallery or drilling of at least of 10 m in length as evidence of the veracity of the discovery. Within 30 days after compliance with the legal labor requirement, a filing requesting the legal survey must be done. The local mining authority has to set a date and the professional that will carry out the survey. Once the latter is completed and approved, the final title of the mine is granted.

●	Working and Investment Plan: A working and investment plan must be lodged which outlines the titleholder’s plan to achieve a minimum production equivalent to 300 times the annual Canon paid within a period of five years following the year in which the application of the legal survey is submitted. During each of the first two years, the titleholder must invest a minimum of 20% of the total investment in the concession and the remaining 80% may be freely distributed during the remaining three years. Every year, an affidavit describing the investment made should be submitted to the local mining authority. If the affidavit is not submitted or does not correspond with real investment, the license expires and the mine is declared vacant, unless the holder amends the mistake or omission within the following 30 days after receipt by the holder of the notification of non-compliance from the local mining authority. When the mine remains without activity for a period of four years, the local mining authority can require the titleholder to present a reactivation plan. The reactivation plan must be provided to the local mining authority within six months, otherwise the mine is declared vacant. The titleholder should comply with each stage as described in the work and investment plan, which cannot contemplate a period in excess of five years.

●	Environmental Impact Assessment: An EIA must be filed prior to initiating the field work and is required to be updated every two years.

Surface Rights and Easements

Under the Argentina Mining Code, holders of exploration/exploitation permits do not hold surface rights and agreements must be entered into with the surface owners and/or holders of mining easements.

Economic Revolution

Argentina has embarked on a series of sweeping economic reforms, widely referred to in the media as an “economic revolution.” These reforms aim to drastically reduce public spending, privatize key industries, and attract foreign investment by deregulating large segments of the economy. One of the central elements of this reform is liberalizing the energy and mining sectors, areas historically dominated by state controls and heavy subsidies. Argentina has taken steps such as reducing subsidies on energy, devaluing the peso to stabilize the financial system, and implementing measures like Decrees of Necessity and Urgency (DNU 55/2023 and DNU 70/2023) that address Argentina’s energy crisis and encourage investment in strategic sectors like mining and energy. These reforms build on Argentina’s existing nuclear infrastructure, which includes three operational reactors, and initiatives like the Reactivation of CAREM-25 SMR project by the National Atomic Energy Commission. The CAREM project, Argentina’s first domestically designed nuclear reactor, aims to enhance the country’s nuclear capabilities, addressing both domestic and regional energy needs. Plans are already underway to expand the use of SMRs, not just for domestic use but also for potential export, highlighting the growing role of nuclear energy in Argentina’s future energy landscape. The reform push for deregulation in the mining and energy sectors and is expected to boost investment in uranium mining, a crucial component for nuclear energy production, according to Deutsche Welle.

These economic reforms create a favorable environment for companies. By reducing regulatory barriers and encouraging foreign direct investment, the reforms provide The Company with increased opportunities to expand its operations. The government’s focus on energy independence and nuclear energy as a reliable, low-carbon energy source aligns perfectly with the Company’s mission. With Argentina seeking to revitalize its nuclear capabilities, the Company is well-positioned to support the country’s long-term energy goals, benefiting from streamlined regulations, improved infrastructure investment, and a more favorable business climate for mining exploration and development. These reforms not only enhance operational efficiencies but also open new pathways for growth as Argentina seeks to bolster its energy security in the context of regional and global markets.

Provincial Legal Framework

The applicable Mining Provincial Codes set out the procedures to be followed for the application and maintenance in good standing of exploration and exploitation mining rights and the compliance with the obligations of holders of exploration and exploitation permits set out under the Argentina Mining Code for conducting mining activities in the provinces of Chabut and Mendoza.

Environmental Regulation

Our current and future operations, including exploration activities on our Properties or areas in which we have an interest in, are subject to laws and regulations governing exploration, development, tenure, production, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, reclamation, mine safety, toxic substances and other matters. There is also risk that environmental and other laws and regulations may become more onerous, making it more costly for us to remain in compliance with such laws and regulations, which could result in the incurrence of additional costs and operational delays or the failure of our business.

Colombia

Exploration is required to be carried out to standards of the mining and environmental authorities in Colombia. Corpocaldas monitors environmental compliance and issues water permits as well as permits for trenching and drilling in the Department of Caldas. An environmental license is required for the exploration stage. All work must be done in accordance with mining and environmental standards issued by the MME and the MESD. Corpocaldas then oversees the fulfillment of the environmental regulations on the project.

Permits are required to fall trees for access, construction of drilling platforms, and for access to water sources. Permitting typically takes two to six months to process but could take longer depending on various other factors or overall backlog of the approving authority. Water from one permitted site can be used for various drill platforms in the vicinity. These permits will be applied for when the location of the drill platforms has been decided.

An Environmental Impact Study must be completed in order to obtain an environmental license from Corpocaldas before mine construction may commence.

Argentina

Protection of the environment and preservation of natural and cultural heritage within the scope of mining activity in Argentina are subject to:

●	specific regulations of the Argentine Mining Code — as amended by National Law N° 24,585 of Environmental Protection for mining activity;

●	federal laws and regulations enacted by the federal government relating to activities susceptible to making an environmental impact, including, but not limited to, the protection of glaciers and peri-glacier geoforms by restricting the activities that can take place in glacier and peri-glacier areas, including mining; and

●	all relevant provincial laws and/or regulations in force in the jurisdiction where the mining properties are located.

The Argentina Mining Code requires titleholders, prior to the initiation of field activities, to prepare an EIA with respect to the mining project and lodge the EIA with the local mining authority where the mining tenement is located. The EIA is analyzed from a technical, environmental, scientific and legal point of view. If the EIA is approved, the local mining authority issues an environmental impact declaration (“DIA”) setting out the conditions for developing the mining project. The DIA is required to be updated every two years.

The Argentina Mining Code and the federal environmental laws establish a joint liability regime which is applicable to all persons involved in environmental damage caused on the tenement land, or a breach of regulations, whether the damage is caused directly by the titleholder or by its employees, contractors or subcontractors. Mitigation and rehabilitation of the environmental damage is mandatory.

Weather Conditions

The average temperature in the area of the Berlin Project is between 21°C and 25°C, with the daytime temperature varying between 26°C and 29°C throughout the year; average annual rainfall is 2,900 mm per year, according to World Weather Online. There are two peak rainfall periods: February through May and October through December. These conditions allow for year-round operations.

The average temperature in the area of the Huemul Project varies throughout the year, typically ranging from around 5°C in the winter (June to August) to 20°C in the summer (December to February), according to World Weather Online. The region has a relatively low annual rainfall, averaging between 200 mm and 400 mm, with most precipitation occurring between May and August. Due to its semi-arid climate, Mendoza experiences clear, dry conditions for most of the year, allowing for year-round operations.

The average temperature in the area of the Laguna Project varies throughout the year, ranging from about 8°C in the winter months (June to August) to 25°C during the summer months (December to February), according to World Weather Online. The region received an average rainfall of approximately 200-250 mm, with the majority of precipitation occurring between December and March.

Employees

We have three full time employees, consisting of our chief executive officer, chief financial officer and our executive chair, and we engage various consultants, independent contractors and advisors to provide technical and geological services.

To date, we have not experienced any work stoppages. Furthermore, none of our employees are currently represented by a labor organization or subject to collective bargaining agreements. Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. We anticipate that the number of employees will increase as we continue our exploration and mining activities.

Foreign Operations

Our principal asset and operations are located in Colombia and Argentina. See the information under the headings “Property” and “Risk Factors” in this Annual Report on Form 10-K for more information.

Significant Acquisitions

Other than the acquisition of a 100% interest in the Berlin Project through the acquisition of Gaia Energy and Berlin BVI on April 8, 2024 pursuant to the terms and conditions of the Berlin Project SPA and a 100% interest in the Argentina Projects through the acquisition of 284 Ontario on July 19, 2024 pursuant to the terms and conditions of the Argentina Projects SPA, the Company has not completed any acquisitions of any material amount of assets otherwise than in the ordinary course of business.

Significant Dispositions

There have been no dispositions of any material amount of assets otherwise than in the ordinary course of business.

Climate Change and Sustainability

The Company recognizes its environmental and societal responsibilities and is committed to sustainability and to improving its environmental footprint as well as operating its business in a manner that seeks to protect the health and safety of the Company’s employees, as well as the public.

Available Information

The Company’s internet address is https://www.jaguaruranium.com. The Company makes available, free of charge, on its website the copies of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the United States Securities and Exchange Commission (the “SEC”).

The content of the Company’s website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document it files with the SEC, and any references to the Company’s website is intended to be inactive textual references only.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, together with all of the other information included in this Annual Report on Form 10-K. The risks described below are those which we believe are the material risks that we face. Additional risks not presently known to us or which we currently consider immaterial may also have an adverse effect on us. Any risk described below may have a material adverse impact on our business or financial condition. Some statements in this Annual Report on Form 10-K, including such statements in the following risk factors, constitute forward-looking statements. These forward-looking statements are based on our management's current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Risks Related to Our Financial Condition

We do not have an operating history, therefore, there is no assurance that we will be successful in achieving a return on an investment for investors in the Common Shares and our likelihood of success must be considered in light of our early stage of operations.

We are an exploration-stage company and have no history of operations, mining or refining mineral products. We subject to many risks common to such enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of revenues. There is no assurance that we will be successful in achieving a return on an investment for investors in the Common Shares and our likelihood of success must be considered in light of our early stage of operations.

There can be no assurance that our Properties will be successfully placed into production, produce minerals in commercial quantities or otherwise generate operating earnings. Advancing projects from the exploration stage into development and commercial production requires significant capital and time and will be subject to the successful completion of further technical studies, permitting requirements and the construction of mines, processing plants, roads and related works and infrastructure. We will continue to incur losses until mining-related operations successfully reach commercial production levels and generate sufficient revenue to fund continuing operations.

We do not have any operating revenues or earnings and instead have a history of losses. We will continue to experience losses unless and until we can successfully develop and begin profitable commercial production at one of our mining properties.

We have no operating revenues or earnings and instead have a history of losses. No operating revenues are anticipated until one of our Properties or any other mineral properties we may acquire comes into production, which may or may not occur. As such, there is no certainty that we will generate revenue from any source, operate profitably or provide a return on investment to our investors in the future. We will continue to experience losses unless and until we can successfully develop and begin profitable commercial production at one of our mining properties. There can be no assurance that we will be able to do so.

Significant additional capital is required to fund our business plan, and our ability to continue as a going concern depends on our ability to raise additional capital in the future.

We plan to focus on exploring for minerals and will use our working capital and the funds from the initial public offering (“IPO”) to carry out such exploration activities. We have no source of operating cash flow and can provide no assurance that acceptable additional funding will be available to us for the further exploration and development of our Properties. We have incurred net losses in the past and will continue to incur losses until and unless we can derive sufficient revenues and earnings from our Properties or any other mineral properties we may acquire in the future.

It is likely that the development and exploration of our Properties will require substantial additional financing. Further exploration and development of our Properties or other mineral properties that we may be acquire in the future may be dependent upon our ability to obtain adequate and acceptable financing through equity or debt, and there can be no assurance that we will be able to obtain adequate and acceptable financing in the future. Failure to obtain such additional financing could result in the delay or indefinite postponement of further exploration and development of our Properties and any other mineral properties we may pursue in the future, thereby making us unable to carry out our business objectives.

Our results of operations are subject to foreign currency fluctuation risks and such fluctuations may adversely affect our financial position and operating results.

We may be subject to currency risks as our reporting currency is in United States dollars, which is exposed to fluctuations against other currencies. Our primary operations are located in Colombia and Argentina and as such, expenditures and obligations are incurred in the form of Colombian pesos and Argentinean pesos. Should we expand our operations into additional countries, our expenditures and obligations may be incurred in additional foreign currencies as well. Therefore, our results of operations are subject to foreign currency fluctuation risks and such fluctuations may adversely affect our financial position and operating results and may also affect the value of our assets and shareholders’ equity. Even though we may enter into foreign currency forward contracts in order to match or partially offset existing currency exposures, we have not undertaken any actions to mitigate transactional volatility in United States dollars, Colombian pesos or Argentinean pesos at this time.

We face liquidity risk as we do not currently have revenue, and do not expect to have revenue in the foreseeable future.

Liquidity risk arises through the excess of financial obligations due over available financial assets at any point in time. Our objective in managing liquidity risk will be to maintain sufficient readily available cash reserves and credit in order to meet our liquidity requirements at any point in time. As we do not currently have revenue, and do not expect to have revenue in the foreseeable future, we will be reliant upon debt and equity financing to mitigate liquidity risk. The total cost and planned timing of acquisitions of any other mineral properties and/or other development or construction projects is not currently determinable and it is not currently known precisely when we will require external financing in future periods. There is no guarantee that external financing will be available on commercially reasonable, adequate and acceptable terms, or at all, and our inability to finance future development and acquisitions would have a material and adverse effect on us and our business and prospects.

A material increase in costs at any significant location could have a significant effect on our profitability.

We anticipate that costs at our Properties and other mineral properties that we may explore or develop in the future will frequently be subject to variation from one year to the next due to a number of factors, such as changing grade, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the applicable ore bodies. In addition, costs are affected by the price of commodities such as fuel, steel, rubber, and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability.

Risks Related to Our Business

We may not have the ability to access adequate operating capital and ultimately mine our Properties at a profit sufficient to finance further mining activities and to continue to find, develop, acquire and finance mineable reserves, due to potentially significant fluctuations in the market prices of uranium, vanadium, nickel, zinc, copper and other REEs located in our Properties.

We have not mined any uranium ore or other ores and have not conducted any studies to confirm the content of uranium ore or other ores, including vanadium, nickel, zinc, copper and other REEs, or the feasibility of mining such ores at our Properties. As a result, we have no saleable product and no prospect of obtaining a saleable product in the near future, and we currently have no sources of operating capital. If we cannot access additional sources of private or public capital, partner with another company that has capital resources or find or develop a means of generating revenue, we may not be able to remain in business.

We have no way to generate cash inflows unless we monetize a portion or all of our assets or obtain additional financing. We can provide no assurance that our Properties will produce saleable production or, if so, that we will be able to continue to find, develop, acquire and finance mineable reserves. If we cannot monetize certain existing assets, partner with another company that has capital resources, find or develop other means of generating revenue other than uranium production or the production of other ores located in our Properties or access additional sources of private or public capital, we may not be able to remain in business and our investors may lose their entire investment.

Our ability to operate on a positive cash flow basis will be dependent on mining sufficient quantities of uranium, vanadium, nickel, zinc, copper and/or other REEs at a profit that is sufficient to finance our operations and for the acquisition and development of additional mineral properties. Any profit will necessarily be dependent upon, and affected by, the long- and short-term market prices of uranium, vanadium, nickel, zinc, copper and other REEs which are subject to significant fluctuation. Uranium, vanadium, nickel, zinc, copper and other REE prices have been and will continue to be affected by numerous factors beyond our control. These factors include the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources, natural disasters, pandemics, uranium production levels and costs of production. A significant, sustained drop in uranium, vanadium, nickel, zinc, copper or REE prices may make it impossible to operate our business at a level that will permit us to cover our fixed costs or to remain in operation. Vanadium, nickel zinc and copper prices may also be affected by numerous factors outside of our control such as demand for steel, the potential for vanadium to be used in energy storage technologies, costs of production, world production levels, and political and economic conditions in vanadium producing and consuming countries. Typically, worldwide supply of REEs are from China and, as a result, the market is tightly controlled which has the carryover effect of supporting price levels. If China determines that it will meaningfully increase supply levels or allow for depressed pricing, this could negatively impact our ability to operate profitably.

Evaluating our future performance may be difficult since we have a limited financial and operating history, with significant negative cash flow and an accumulated deficit to date, and there is no assurance that we will be successful in securing any form of additional financing in the future, and our long-term success will be dependent on future sources of equity or debt financing in order to ultimately develop future profitable mining activities.

Our long-term success will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from mining activities. We acquired our first mineral property, the Berlin Project, on April 8, 2024. We acquired the Argentina Projects on July 17, 2024. To date, we have not conducted any exploration activities on our Properties.

We have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $5,853,605 and $10,507,351 as at December 31, 2024 and 2025, respectively. While we have subsequently raised $22.7 million of net proceeds through the IPO, those funds are sufficient for the initial exploration and pre-extraction plans of the Company for approximately the next two years. We have been reliant on equity financings from the sale of our Common Shares in order to fund our operations. We do not expect to achieve profitability or develop positive cash flows from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flows and net losses to date, it may be difficult to evaluate our future performance.

As at December 31, 2025 and 2024, we had working capital deficit of $772,896 and a working capital deficit of $57,216, respectively. Our continuation as a going concern is dependent upon our ability to obtain adequate additional financing. There is no assurance that we will be successful in securing additional financing in the future. Our consolidated financial statements for the years ended December 31, 2025 and 2024 were prepared assuming that we would continue as a going concern. We have incurred continuing losses from operations, and we are dependent upon future sources of equity or debt financing in order to fund our operations.

Our reliance on equity and debt financings is expected to continue for the foreseeable future, and the availability of such additional financing whenever it is required will depend on many factors beyond our control, including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our share price, the impact of natural disasters, pandemics and other force majeure events and the status of the worldwide economy, any one of which may cause significant challenges to our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements to continue advancing our Properties, which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project.

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional uranium projects and continue with exploration and pre-extraction activities and mining activities on our Properties, will depend ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities. The economic viability of our mining activities has many risks and uncertainties, including, but not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates and/or vanadium; (iii) significantly higher than expected capital costs to develop mines and/or construct a processing plant; (iv) significantly higher than expected extraction costs; (v) significantly higher than expected processing costs in lieu of constructing a processing plant; (v) significantly lower than expected uranium and vanadium extraction; (vi) significant delays, reductions or stoppages of uranium/vanadium extraction activities; and (vi) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties, and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

Uranium exploration, development and mining operations are inherently subject to numerous significant risks and uncertainties, and actual results may differ significantly from expectations or anticipated results. Furthermore, exploration programs conducted on our Properties may not result in the establishment of ore bodies that contain commercially recoverable uranium.

Uranium exploration, development and mining operations are inherently subject to numerous significant risks and uncertainties, many beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) unusual or unexpected geological formations; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected ore grades; (vi) industrial accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) availability of contractors and labor; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations. These risks and uncertainties could result in delays, reductions or stoppages in our mining activities; increased capital or extraction costs; damage to, or destruction of, our Properties or any other mineral properties that we may acquire in the future, extraction facilities or other properties; personal injuries; environmental damage; monetary losses; and legal claims.

Success in uranium exploration is dependent on many factors, including, without limitation, the experience and capabilities of a company’s management, the availability of geological expertise and the availability of sufficient funds to conduct the exploration program. Even if an exploration program is successful and commercially recoverable uranium is established, it may take a number of years from the initial phases of drilling and identification of the mineralization until extraction is possible, during which time the economic feasibility of extraction may change such that the uranium ceases to be economically recoverable.

Uranium exploration is frequently non-productive due, for example, to poor exploration results or the inability to establish ore bodies that contain commercially recoverable uranium, in which case the properties may be abandoned and written-off. Furthermore, we will not be able to benefit from our exploration efforts and recover the expenditures that we incur on our exploration programs if we do not establish ore bodies that contain commercially recoverable uranium or REEs and develop the assets into a profitable mining activity, and there is no assurance that we will be successful in doing so.

Whether an ore body contains commercially recoverable uranium depends on many factors including, without limitation: (i) the particular attributes, including material changes to those attributes, of the ore body such as size, grade, recovery rates and proximity to infrastructure; (ii) the market price of uranium, which may be volatile; and (iii) government regulations and regulatory requirements including, without limitation, those relating to environmental protection, permitting and land use, taxes, land tenure and transportation.

Our mineral reserves, if any, may be significantly lower than expected.

We are in the exploration stage and our planned principal operations have not commenced. There is currently no commercial production on any of our Properties. We have completed a Technical Report Summary in compliance with the SEC’s S-K 1300 disclosure rules for each of the Berlin Project, the Huemul Project, and the Laguna Project. However, our estimated proven or probable mineral reserves, expected mine life and mineral pricing cannot be determined as the exploration programs, additional drilling, economic assessments and requisite initial studies and pit (or mine) design optimizations have not yet been completed, and the actual mineral reserves, if any, may be significantly lower than expected. You should not rely on the technical reports, preliminary economic assessments or feasibility studies, if and when completed and published, as indications that we will have successful commercial operations in the future. Even if we prove reserves on our Properties, we cannot guarantee that we will be able to develop and market them, or that such production will be profitable.

Our development and production plans, and cost estimates, in the Technical Report Summaries may vary and/or not be achieved.

There is no certainty that the results in the Technical Report Summaries will be realized. If we are unable to achieve the results in the Technical Report Summaries, it may have a material negative impact on us, and our capital investments in our Properties may be lost.

We are reliant on third parties to conduct independent analyses with respect to our business, and any inaccuracies in such analyses could have a material adverse effect on our collection and development objectives.

We rely upon third-party consultants, engineers, analysts, scientists, and others to provide analyses, reviews, reports, advice, and opinions regarding our Properties. For example, the Technical Report Summaries contain information with respect to our Properties, but there is a risk that such analyses, reviews, reports, advice and opinions are incorrect, in particular with respect to process development, as well as with respect to economic assessments, including estimating the capital and operating costs of our projects and forecasting potential future revenue streams. Uncertainties are also inherent in such estimations.

Opposition to mining and business activities could disrupt our business, operations and financial conditions.

In recent years, governmental and non-governmental agencies, individuals, communities and courts have become more vocal and active with respect to their opposition to certain mining and business activities. This opposition may take on forms such as road blockades, applications for injunctions seeking work stoppages, refusals to grant access to lands or to sell lands on commercially viable terms, lawsuits for damages or to revoke or modify licenses and permits, issuances of unfavorable laws and regulations, and other rulings that could be contrary to our interests. These actions can occur in response to current activities or in respect of mines that are decades old. In addition, these actions can occur in response to our activities or the activities of other unrelated entities. Opposition to our activities may also result from general opposition to nuclear energy. Opposition to mining and business activities is beyond our control. Any such opposition may disrupt our business and may result in increased costs, which could have a material adverse effect on our business, operations and financial condition.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our exploration activities and, if warranted, development operations. Any shortage of such supplies, equipment, and parts could have a material adverse effect on our ability to carry out our operations and could therefore limit, or increase the cost of, future production.

Joint ventures and other partnerships, including offtake arrangements, may expose us to risks.

We may enter into joint ventures, partnership arrangements, or offtake agreements, with other parties in relation to the exploration, development and production of our Properties and any other mineral properties in which we acquire an interest. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on us, the development and production at our properties, and on future joint ventures, if any, or their properties, and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of the Common Shares.

We do not maintain insurance to cover all of the potential risks and hazards associated with our operations, and therefore we may be subject to liability for environmental, pollution or other hazards associated with our exploration, pre-extraction and extraction activities.

Where coverage is available and not prohibitively expensive relative to the perceived risk, we maintain insurance against such risk, subject to exclusions and limitations. We currently maintain insurance against certain risks including directors and officers insurance and kidnap and ransom insurance; however, we do not maintain insurance to cover all of the potential risks and hazards associated with our operations. We may be subject to liability for environmental, pollution or other hazards associated with our exploration, pre-extraction and extraction activities, which we may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of high premiums or other reasons. Furthermore, we cannot provide assurance that any insurance coverage we currently have will continue to be available at reasonable premiums or that such insurance will adequately cover any resulting liability.

Acquisitions that we make from time to time could have an adverse impact on us and our financial condition and results of operations.

From time to time, we may examine opportunities to acquire additional mining properties, assets and businesses. Any acquisition that we may choose to complete may be of a significant size, may change the scale of our business and operations, and may expose us to new geographic, political, operating, financial and geological risks. Success in our acquisition activities depends on our ability to identify suitable acquisition candidates, negotiate acceptable terms for any such acquisition, and integrate the acquired operations successfully. Any acquisitions would be accompanied by risks which could have a material adverse effect on our business, financial condition and results of operations. For example, there may be a significant change in commodity prices after we have committed to complete the transaction and established the purchase price or exchange ratio; a material ore body may prove to be below expectations; we may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise, and maintaining uniform standards, policies and controls across the organization; the integration of the acquired business or assets may disrupt our ongoing business and our relationships with employees, customers, suppliers and contractors; and the acquired business or assets may have unknown liabilities which may be significant. If we choose to raise debt capital to finance any such acquisition, our leverage will be increased. If we choose to use equity as consideration for such acquisition, existing investors may suffer dilution. Alternatively, we may choose to finance any such acquisition with our existing resources. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

The uranium industry is subject to numerous stringent laws, regulations and standards, including environmental protection laws and regulations. If any changes occur that would make these laws, regulations and standards more stringent, it may require capital outlays in excess of those anticipated or cause substantial delays, which would have a material adverse effect on our business, financial condition and results of operations.

Uranium exploration and development programs and mining activities are subject to numerous stringent laws, regulations and standards at the federal, department, provincial, municipal and local levels governing permitting, pre-extraction, extraction, exports, taxes, labor standards, occupational health, waste disposal, protection and reclamation of the environment, protection of endangered and protected species, mine safety, hazardous substances and other matters. Our compliance with these requirements requires significant financial and personnel resources.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the jurisdictions of our Properties or any other applicable jurisdiction, may change or be applied or interpreted in a manner which may also have a material adverse effect on our operations. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency or special interest group, may also have a material adverse effect on our operations.

Uranium exploration and development programs and mining activities are subject to stringent environmental protection laws and regulations at the federal, department, provincial, municipal and local levels. These laws and regulations, which include permitting and reclamation requirements, regulate emissions, water storage and discharges and disposal of hazardous wastes. Uranium mining activities are also subject to laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods. Various permits from governmental and regulatory bodies are required for mining to commence or continue, and no assurance can be provided that required permits will be received in a timely manner. Our compliance costs have been significant to date and are expected to increase in scale and scope as we expand our operations in the future. Furthermore, environmental protection laws and regulations may become more stringent in the future, and compliance with such changes may require capital outlays greater than those anticipated or cause substantial delays, which would have a material adverse effect on our operations.

To the best of our knowledge, our operations comply, in all material respects, with all applicable laws, regulations and standards. We may not be able or may elect not to insure against the risk of liability for violations of such laws, regulations and standards, due to high insurance premiums or other reasons. Where coverage is available and not prohibitively expensive relative to the perceived risk, we will maintain insurance against such risk, subject to exclusions and limitations. However, we cannot provide any assurance that such insurance will continue to be available at reasonable premiums or that such insurance will be adequate to cover any resulting liability.

We may not be able to obtain, maintain or amend rights, authorizations, licenses, permits or consents required for our operations.

Our exploration, development and mining activities are dependent upon the grant of appropriate rights, authorizations, licenses, permits and consents, as well as continuation and amendment of these rights, authorizations, licenses, permits and consents already granted, which may be granted for a defined period, or may not be granted or may be withdrawn or made subject to limitations. There can be no assurance that all necessary rights, authorizations, licenses, permits and consents will be granted to us, or that authorizations, licenses, permits and consents already granted will not be withdrawn or made subject to limitations.

Closure and remediation costs for environmental liabilities could materially affect our financial position and results of operations.

Natural resource companies are required to close their operations and rehabilitate the lands in accordance with a variety of environmental laws and regulations. Estimates of the total ultimate closure and rehabilitation costs for uranium operations are significant and are based principally on current legal and regulatory requirements and closure plans that may change materially. Any underestimated or unanticipated rehabilitation costs could materially affect our financial position, results of operations and cash flows. Environmental liabilities are accrued when they become known, are probable and can be reasonably estimated. Whenever a previously unrecognized remediation liability becomes known, or a previously estimated reclamation cost is increased, the amount of that liability and additional cost will be recorded at that time and could materially reduce our consolidated net income in the related period.

The laws and regulations governing closure and remediation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions which may cause our provisions for environmental liabilities to be underestimated and could materially affect our financial position and results of operations.

Major nuclear incidents may have adverse effects on the nuclear and uranium industries, adversely affecting our operations and prospects.

The nuclear incident that occurred in Japan in March 2011 had significant and adverse effects on both the nuclear and uranium industries. If another nuclear incident were to occur, it may have further adverse effects for both industries. Public opinion of nuclear power as a source of electricity generation may be adversely affected, which may cause governments of certain countries to further increase regulation for the nuclear industry, reduce or abandon current reliance on nuclear power or reduce or abandon existing plans for nuclear power expansion. Any one of these occurrences has the potential to reduce current and/or future demand for nuclear power, resulting in lower demand for uranium and lower market prices for uranium, adversely affecting our operations and prospects. Furthermore, the growth of the nuclear and uranium industries is dependent on continuing and growing public support of nuclear power as a viable source of electricity generation.

The marketability of uranium concentrates will be affected by numerous factors beyond our control which could materially affect our financial position and results of operations.

The marketability of uranium concentrates extracted by us will be affected by numerous factors beyond our control. These factors include macroeconomic factors, fluctuations in the market price of uranium, governmental regulations, land tenure and use, regulations concerning the importing and exporting of uranium and environmental protection regulations. The future effects of these factors cannot be accurately predicted, but any one or a combination of these factors could materially affect our financial position and results of operations.

A reduction in purchases of uranium by electric utilities for any reason would adversely affect the viability of our business as the only significant market for uranium is nuclear power plants world-wide and the number of customers is limited.

We are dependent on a limited number of electric utilities that buy uranium for nuclear power plants. Because of the limited market for uranium, a reduction in purchases of newly produced uranium by electric utilities for any reason (such as plant closings) would adversely affect the viability of our business.

Problems with the availability, condition and maintenance of adequate infrastructure could adversely affect our business.

Mining, processing, development and exploration activities depend, to a substantial degree, on adequate infrastructure. Reliable roads, bridges, power sources and water supply are important determinants affecting capital and operating costs. We consider the existing infrastructure to be adequate to support our currently proposed operations. However, unusual or infrequent weather phenomena, sabotage, or government or other interference in the maintenance or provision of such infrastructure could adversely affect our operations, financial condition and results of operations.

We do not currently own or have access to a mill and therefore will be dependent on third parties for the milling facilities needed for any future milling activities, which may not be available on favorable terms or at all.

We currently do not have a mill of our own for any of our Properties. If we are able to develop a resource large enough and at a sufficient level of grade at one or several of our Properties, then our intention is to attempt to build a mill in the future at such Properties. There is no guarantee that we will be able to do so at satisfactory economic levels or that we won’t face opposition from local communities, other governmental bodies or environmental groups. This lack of a mill could result in increased costs and/or significant delays in, or interruption or cessation of, our business activities. We could sell unprocessed uranium ore without utilizing a mill to process into yellowcake (U3O8); however, this practice would likely generate lower revenues and profits.

The price of alternative energy sources affects the demand for and price of uranium, thereby materially adversely affecting our business, results of operation and financial condition.

The attractiveness of uranium as an alternative fuel to generate electricity may be dependent on the relative prices of oil, gas, wind, solar, coal and hydro-electricity and the possibility of developing other low-cost sources of energy. If the prices of alternative energy sources decrease or new low-cost alternative energy sources are developed, the demand for uranium could decrease, which may result in a decrease in the price of uranium thereby materially adversely affecting our business, results of operation and financial condition.

The title to our mineral property interests may be challenged. A successful challenge to the precise area and location of our claims could result in us being unable to operate on our Properties as permitted or being unable to enforce our rights with respect to our Properties.

Although we have taken reasonable measures to ensure proper title to our interests in our Properties, there is no guarantee that the title to any of such interests will not be challenged. No assurance can be given that we will be able to secure the grant or the renewal of existing mineral rights and tenures on terms satisfactory to us, or that governments in the jurisdictions in which we operate will not revoke or significantly alter such rights or tenures or that such rights or tenures will not be challenged or impugned by third parties, including local governments, aboriginal peoples or other claimants. Our Properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. A successful challenge to the precise area and location of our claims could result in us being unable to operate on our Properties as permitted or being unable to enforce our rights with respect to our Properties.

Due to the nature of our business, we may be subject to legal proceedings which may divert management’s time and attention from our business and result in substantial damage awards.

Due to the nature of our business, we may be subject to numerous regulatory investigations, securities claims, civil claims, lawsuits and other proceedings in the ordinary course of our business. The outcome of these proceedings may be uncertain and subject to inherent uncertainties, and the actual costs to be incurred will depend on many unknown factors. We may be forced to expend significant resources in the defense of these proceedings, and we may not prevail. Defending against these and other proceedings and lawsuits in the future may not only require us to incur significant legal fees and expenses but may become time-consuming for us and detract from our ability to fully focus our internal resources on our business activities. The results of any legal proceeding cannot be predicted with certainty due to the uncertainty inherent in litigation, the difficulty of predicting decisions of regulators, judges and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business, results of operation or financial condition.

Competition from better-capitalized companies may affect our ability to acquire new properties and qualified personnel.

There is global competition for uranium assets, properties, capital, customers and the employment and retention of qualified personnel. In the production and marketing of uranium, there are a number of producing entities, some of which are government controlled and all of which are significantly larger and better capitalized than we are. Many of these organizations also have substantially greater financial, technical, manufacturing and distribution resources than we have.

Our future uranium production may also compete with uranium recovered from the de-enrichment of highly enriched uranium obtained from the dismantling of United States and Russian nuclear weapons and imports to the United States of uranium from the former Soviet Union and from the sale/barter of uranium inventory held by the United States Department of Energy. Import competition from state-owned uranium enterprises and the non-market business practices of Russia, Kazakhstan, Uzbekistan, and China, unless addressed, will continue to impact U.S. civilian nuclear reactor supply decisions in sourcing nuclear fuel. In addition, there are numerous entities in the market that compete with us for properties and are attempting to become licensed to operate in situ recovery or underground mining facilities. If we are unable to successfully compete for assets, properties, capital, customers or qualified employees or with alternative uranium sources, it could have a materially adverse effect on our business, results of operations and financial condition.

Because we have limited capital, inherent mining risks pose a significant threat to us compared to our larger competitors.

Because we have limited capital, we may be unable to withstand significant losses that can result from inherent risks associated with mining, including environmental hazards, industrial accidents, flooding, earthquake, interruptions due to weather conditions and other acts of nature which larger competitors could withstand. Such risks could result in damage to or destruction of our infrastructure and production facilities, as well as to adjacent properties, personal injury, environmental damage and processing and production delays, causing monetary losses and possible legal liability. Our business could also be harmed if we lose the services of our key personnel.

Our business and mineral exploration programs depend upon our ability to retain and employ the services of geologists, engineers and other experts as subcontractors and/or as employees. In operating our business and in order to continue our programs, we compete for the services of professionals with other mineral exploration companies and businesses. Our ability to maintain and expand our business and continue our exploration programs may be impaired if we are unable to continue to engage or employ those parties currently providing services and expertise to us or identify and engage or employ other qualified personnel to do so in their place. The number of available qualified mining subcontractors is limited, and there is no assurance that we will be able to engage or retain the subcontractors needed to carry out our current or future business plans. To retain key employees, we may also face increased compensation costs, including potential new stock incentive grants, and there can be no assurance that the incentive measures we implement will be successful in helping us retain our key personnel.

We may experience difficulty retaining and attracting qualified management, which could have a material adverse effect on our business and financial conditions.

We are dependent on a small number of key management personnel, including our Executive Chairman, Chief Executive Officer, Chief Financial Officer and certain members of our exploration team. The loss of any such personnel could have a material adverse effect on us. We do not maintain life insurance policies on our key management personnel, and we may not be able to hire a suitable replacement for any such individual on favorable terms, should that become necessary.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely consolidated financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate consolidated financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the U.S. Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our Common Shares.

Cybersecurity incidents or failures of our information systems could adversely affect our business.

Our business operations depend in part on the use of information technology systems and third-party service providers that store, process and transmit sensitive information and support our operational and administrative functions. These systems and networks may be vulnerable to cybersecurity threats, including unauthorized access, malware, ransomware, phishing attacks, system disruptions and other cyber-related incidents.

A cybersecurity incident affecting our systems or those of our third-party service providers could result in unauthorized access to, or disclosure, modification or destruction of confidential information, including proprietary, financial or operational data. Such incidents could disrupt our business operations, impair our ability to operate our systems effectively, result in the loss of critical data, expose us to regulatory investigations, litigation or liability, and harm our reputation with investors, business partners and other stakeholders.

In addition, the techniques used by cyber attackers are constantly evolving and may not be recognized until after an incident has occurred. While we seek to implement measures designed to safeguard our information systems and data, there can be no assurance that these measures will be effective in preventing cybersecurity incidents. Any significant cybersecurity event could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Economic, Political, and Legal Matters

Due to our operations in emerging market countries, our financial condition and results of operations may be impacted by factors that are inherent in emerging markets.

There are certain economic risks that are inherent in any investment in emerging market countries such as Colombia and Argentina. Economic instability in Colombia, Argentina and in other Latin American and emerging market countries has been caused by many different factors, including but not limited to the following:

●	high interest rates;

●	currency fluctuations;

●	high levels of inflation;

●	exchange controls;

●	wage and price controls;

●	sporadic or organized crime;

●	changes in economic or tax policies;

●	the imposition of trade barriers;

●	changes of the government in office; and

●	internal security issues such as civil unrest.

Any of these factors could have an adverse impact on our business, results of operation and financial condition.

Our financial condition and results of operations are dependent on the economic and political developments in Latin American countries such as Colombia and Argentina.

The Berlin Project is located in Colombia; consequently, the project is dependent upon the performance of the Colombian economy. The Argentina Projects are located in Argentina, where the success of those projects are dependent upon the performance of the Argentinean economy. As a result, our business results of operations and financial condition may be affected by the general conditions of the Colombian and Argentinean economies, price instabilities, currency fluctuations, inflation, interest rates, regulation, taxation, social instabilities, political unrest and other developments in or affecting Colombia or Argentina over which we have no control. In addition, our exploration and any production activities may be affected in varying degrees by political stability and government regulations relating to the industry.

In the past, both Colombia and Argentina have experienced periods of weak economic activity and deterioration in economic conditions. We cannot assure that such conditions will not return or that such conditions will not have a material adverse effect on our business, results of operations or financial condition.

Our business, results of operations and financial condition may also be affected by changes in the political climate in Colombia and Argentina to the extent that such changes affect the nation’s economic policies, growth, stability or regulatory environment. Exploration may be affected in varying degrees by government regulations with respect to restrictions on future exploitation and production, price controls, export controls, foreign exchange controls, income taxes, wealth taxes, expropriation of property, environmental and social legislation and site safety. There can be no assurance that the government of Colombia and the government of Argentina will continue to pursue business-friendly and open-market economic policies or policies that stimulate economic growth and social stability. Any changes in the Colombian or Argentinean economies or the economic policies of the governments of Colombia or Argentina, in particular as they relate to the mining industry, may have a negative impact on our business, results of operations and financial condition.

No assurances can be given that our plans and operations will not be adversely affected by future developments in Colombia and Argentina. Our Properties and proposed exploration activities in Colombia and Argentina are subject to political, economic and other uncertainties, including the risk of expropriation, nationalization, renegotiation or nullification of existing contracts, mining licenses and permits or other agreements, changes in laws or taxation policies, currency exchange restrictions, changing political conditions, and international monetary fluctuations. Future government actions concerning the economy, taxation, or the operation and regulation of nationally important facilities such as mines, could have a significant effect on us.

The governments of Colombia and Argentina have historically exercised substantial influence over the economy, and their policies are likely to continue to have a significant effect on companies operating in Colombia and Argentina, including us.

In Colombia, on June 19, 2022, a new federal government was formed under the newly elected president, Gustavo Petro. President Petro has pledged to reduce poverty, improve access to education and healthcare and protect the environment and is implementing a national development plan that aims to cut the percentage of the population living in extreme poverty. The actions of Colombia’s President relating to the economy may negatively affect our operations.

In Argentina, on December 10, 2023, a new government led by Javier Milei was elected. President Milei has promised to lead a pro-business, inflation-reducing platform of government aimed to bring in foreign investment across many of Argentina’s historically strong business sectors, of which mining holds a formidable position. Argentina’s President’s actions relating to the economy may negatively affect our operations.

Any changes in regulations or shifts in political attitudes in Colombia or Argentina are beyond our control and may adversely affect our business. Exploration may be affected in varying degrees by government regulations with respect to restrictions on future exploitation and production, price controls, export controls, foreign exchange controls, income and/or mining taxes, expropriation of property, environmental legislation and permitting and mine and/or site safety.

We may be subject to seizure or expropriation of assets, which could have a material adverse effect on our business, results of operations and financial condition.

Pursuant to Article 58 of the Political Constitution of Colombia of 1991, the Government of Colombia can exercise its eminent domain powers in respect of our Properties in Columbia in the event such action is required in order to protect public interests. According to Law 388 of 1997, eminent domain powers may be exercised through: (i) an ordinary expropriation proceeding (expropriacion ordinaria), (ii) an administrative expropriation (expropriacion administrativa) or (iii) an expropriation for war reasons (expropiacion en caso de guerra). We would be entitled to a fair indemnification for the expropriated assets. However, indemnification may be paid in some cases years after the asset is effectively expropriated. Furthermore, the indemnification may be lower than the price for which the expropriated asset could be sold in a free-market sale or the value of the asset as part of an ongoing business.

In a similar vein, the taking of property by nationalization or expropriation without adequate compensation is a risk in Argentina as well. In May 2012, the previous government of Argentina re-nationalized Repsol YPF SA, the country’s largest oil and gas company. There can be no assurances that the government of Argentina will not nationalize other businesses operating in the country, including our business in Argentina. If any portion of our assets are expropriated or nationalized, there can be no assurances that we would receive payment equal to their fair market value. Nationalization of any of our assets in Argentina could have a material adverse effect on our business, results of operations and financial condition.

The local legal and regulatory systems in which our Properties exist may lead to uncertainties with respect to licenses and agreements for our business.

Some of the jurisdictions in which we operate may have different or less developed legal systems than the United States or Canada, which may result in risks such as:

●	ineffective legal redress in the courts of such jurisdictions, whether in respect of a breach of law or regulation;

●	it being more difficult to obtain or retain title in an ownership dispute;

●	a higher degree of discretion on the part of governmental authorities;

●	the lack of judicial or administrative guidance on interpreting applicable rules and regulations;

●	inconsistencies or conflicts between and within various laws, regulations, decrees, orders and resolutions; and

●	relative inexperience of the administrative entities, judicial entities and courts in such matters.

In certain jurisdictions the commitment of local business people, government officials and agencies and the judicial systems to abide by legal requirements and negotiated agreements may be more uncertain, creating particular concerns with respect to licenses and agreements for our business. These licenses and agreements may be susceptible to revision or cancellation and legal redress may be uncertain or delayed.

Unauthorized mining and illegal activities pose a safety, security, social and environmental risk to the mining industry and our business and operations.

The mining industry in Colombia is subject to incursions by illegal miners who gain unauthorized access to mines to steal ore mainly by manual mining methods. In addition to the risk of losses and disruption of operations, these illegal miners pose a safety, security, social and environmental risk. These incursions and illegal mining activities can potentially compromise underground structures, equipment and operations, which may lead to production stoppages, affect our ability to conduct business and require considerable investments in security and control measures.

The mining industry in Argentina tends to occur is remote areas of the country, where illegal mining is less typical due to low population concentrations. However, illegal mining activity has been known to occur, especially for high-value and relatively easier to process materials such as precious metals, rather than more sensitive materials such as uranium, rare earths and some base metals like copper. Any incursion or illegal mining activities can potentially compromise underground structures, equipment and operations, which may lead to production stoppages, affect our ability to conduct business and require considerable investments in security and control measures.

Colombia and Argentina’s mining industries are less developed than the mining industry in the United States or Canada, which may cause our exploration and operating activities to take longer to complete and become more expensive.

Our operations involve substantial costs and are subject to certain risks because the mining industries in the countries in which we operate are less developed. The mining industry in Colombia and Argentina are not as efficient or developed as the mining industry in the United States or Canada. As a result, our exploration and operating activities may take longer to complete and may be more expensive than similar operations in the United States or Canada. The availability of technical expertise, specific equipment and supplies may be more limited than in the United States or Canada. We expect that such factors will subject our operations to economic and operating risks that may not be experienced in the United States or Canada.

Guerilla and other criminal activity in Colombia, as well as the perception of such criminal activity, may hinder our ability to access capital in a timely and cost-effective manner and may have a negative effect on us, our employees, financial condition and results of operations.

Colombia has experienced, and continues to experience, internal security issues, primarily due to the activities of guerrilla groups, drug cartels and criminal gangs. In rural regions of the country with minimal governmental presence, these groups have exerted influence over the local population, assassinated local social leaders, and funded their activities by protecting and rendering services to drug traffickers and participating in drug trafficking activities. Certain areas in which we operate have been historically impacted by the activities of these groups. Even though the Colombian government’s programs and policies have reduced guerrilla and criminal activity, particularly in the form of terrorist attacks, homicides, kidnappings and extortion, such criminal activity persists in Colombia. Possible escalation of such activity and the effects associated with it may have a negative effect on the Colombian economy and on us, our employees, financial condition and results of operations.

Additionally, the perception that matters have not improved in Colombia may hinder our ability to access capital in a timely or cost-effective manner. There can be no assurance that continuing attempts to reduce or prevent guerilla, drug trafficking or criminal activity will be successful or that guerilla, drug trafficking or criminal activity will not disrupt our operations in the future.

There can be no assurance that all permits that we require will be obtainable on reasonable terms, or at all. Delays or a failure to obtain such permits, or a failure to comply with the terms of any such permits that we have obtained, could have a material adverse impact on us.

Our current and future operations, including development activities and commencement of production, if warranted, are subject to government legislation, policies and controls relating to exploration, development, production, environmental protection, including sensitive plant and animal species, preservation of antiquities and resources of cultural heritage, mining taxes and labor standards. In order for us to carry out our current and future operations, various licenses and permits must be obtained and kept current. Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay our planned exploration and development activities. There is no guarantee that our licenses and permits will be granted, or that once granted will be maintained and extended. In addition, the terms and conditions of such licenses or permits could be changed and there can be no assurances that any application to renew any existing licenses or permits will be approved. There can be no assurance that all licenses or permits that we require will be obtainable on reasonable terms, or at all. Delays or a failure to obtain such licenses or permits, or a failure to comply with the terms of any such licenses or permits that we have obtained, could have a material adverse effect on us. We may be required to contribute to the cost of providing the required infrastructure to facilitate the development of our Properties and will also have to obtain and comply with permits and licenses that may contain specific conditions concerning operating procedures, water use, waste disposal, spills, environmental studies, abandonment and restoration plans and financial assurances. There can be no assurance that we will be able to comply with any such conditions and non-compliance with such conditions may result in the loss of certain of our permits and licenses for our Properties, which may have a material adverse effect on our business, results of operations and financial condition.

We expect to make significant expenditures to comply with the extensive laws and regulations governing the protection of the environment, waste disposal, worker safety, mine development and protection of endangered and other special status species, and, to the extent reasonably practicable, to create social and economic benefit in the surrounding communities near our Properties, but there can be no guarantee that these expenditures will ensure our compliance with applicable laws and regulations and any non-compliance may have a material and adverse effect on us.

Our operations are subject to various health and safety laws and regulations that impose various duties on us in respect of our operations, relating to, among other things, worker safety and the surrounding communities. These laws and regulations also grant the relevant authorities broad powers to, among other things, close unsafe operations and order corrective action relating to health and safety matters. The costs associated with the compliance with such health and safety laws and regulations may be substantial and any amendments to such laws and regulations, or more stringent implementation thereof, could cause additional expenditure or impose restrictions on, or suspensions of, our operations. We expect to make significant expenditures to comply with the extensive laws and regulations governing the protection of the environment, waste disposal, worker safety, mine development and protection of endangered and other special status species, and, to the extent reasonably practicable, to create social and economic benefit in the surrounding communities near our Properties, but there can be no guarantee that these expenditures will ensure our compliance with applicable laws and regulations and any non-compliance may have a material and adverse effect on our business, results of operations and financial condition.

The environmental laws applicable to us and our operations could cause significant additional expense, capital expenditures, restrictions and delays in our operations.

Our operations are subject to the extensive environmental risks inherent in the mining industry. Our current or future operations, including development activities, commencement of production, if warranted, potential mining and processing operations and exploration activities require permits from various governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters.

Companies engaged in the development and operation of mines and related facilities generally experience increased costs, and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. Existing and future environmental legislation, regulations and actions could cause significant additional expense, capital expenditures, restrictions and delays in our operations. There are certain risks inherent in our operations such as accidental spills, leakages or other unforeseen circumstances, which could subject us to extensive liability. In addition, we cannot assure that any illegal miners operating on our properties are in compliance with applicable environmental laws and regulations. Any violations by such miners could result in liability for us.

Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed or the termination of mineral rights, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on our business and cause increases in capital expenditures or production costs or reductions in levels of production at producing properties or require abandonment or delays in development of mining properties.

Breaches of environmental laws (whether inadvertent or not) or environmental pollution may materially and adversely affect our business, results of operations and financial condition.

The mining and mineral processing industries are subject to extensive governmental regulations for the protection of the environment, including regulations relating to air and water quality, mine reclamation, solid and hazardous waste handling and disposal and the promotion of occupational health and safety, which may adversely affect us or require us to expend significant funds in order to comply with such regulations. There is also a risk that environmental and other laws and regulations may become more onerous, making it more costly for us to remain in compliance with such laws and regulations, which could result in the incurrence of additional costs and operational delays or the failure of our business.

These environmental regulations require us to obtain various operating approvals and licenses and also impose standards and controls relating to exploration, development and production activities. Mining projects are required to prepare a reclamation plan and provide financial assurance to ensure that the reclamation plan is implemented upon completion of operations. Compliance with federal, department, provincial, municipal and local regulations could result in delays in beginning or expanding operations, incurring additional costs for cleanup of hazardous substances, payment of penalties for discharge of pollutants, and post-mining reclamation and bonding, all of which could have an adverse impact our results of operations and financial condition.

There is no assurance that future changes in environmental regulation, if any, will not adversely affect our operations. Environmental hazards may exist on the properties on which we hold interests which are unknown to us at present and which have been caused by previous or existing owners or operators of the properties, and which may result in the payment of fines and clean-up costs by us and may adversely affect our operations.

We cannot give any assurances that breaches of environmental laws (whether inadvertent or not) or environmental pollution will not materially and adversely affect our results of operation and financial condition. There is no assurance that any future changes to environmental regulation, if any, will not adversely affect us.

Certain Canadian laws could delay or deter a change of control.

Limitations on the ability to acquire and hold our Common Shares may be imposed by the Competition Act in Canada. This legislation permits the Commissioner of Competition of Canada to review any acquisition of a significant interest in us. The legislation grants the Commissioner jurisdiction to challenge such an acquisition before the Canadian Competition Tribunal if the Commissioner believes that it would, or would be likely to, result in a substantial lessening or prevention of competition in any market in Canada. Further, the Investment Canada Act subjects an acquisition of control of a company by a non-Canadian entity to government review if the value of our assets, as calculated pursuant to the legislation, exceeds a threshold amount. A reviewable acquisition may not proceed unless the relevant minister is satisfied that the investment is likely to result in a net benefit to Canada. Any of the foregoing could prevent or delay a change of control and may deprive or limit strategic opportunities for our shareholders to sell their Common Shares.

To carry out reclamation obligations imposed on us in connection with our potential development activities, we must allocate financial resources that might otherwise be spent on further exploration and development programs. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

Land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long term effects of land disturbance. Reclamation may include requirements to: control dispersion of potentially deleterious effluents; treat ground and surface water to preestablished standards; and reasonably re-establish pre-disturbance land forms and vegetation.

To carry out reclamation obligations imposed on us in connection with our potential development activities, we must allocate financial resources that might otherwise be spent on further exploration and development programs. We plan to set up a provision for our reclamation obligations on our properties, as appropriate, but this provision may not be adequate. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

Amendments to current laws, regulations and permits governing operations and activities of mining companies, including environmental laws and regulations which are evolving in Colombia and Argentina, or more stringent implementation thereof, could have a material adverse effect on us and could cause increases in expenditures and costs, affect our ability to expand or transfer existing operations or require us to abandon or delay the development of new properties.

The mining industry in Colombia and Argentina are subject to extensive controls and regulations imposed by various levels of government. All current legislation is a matter of public record and we will be unable to predict what additional legislation or amendments may be enacted. Amendments to current laws, regulations and permits governing operations and activities of mining companies, including environmental laws and regulations which are evolving in Colombia and Argentina, or more stringent implementation thereof, could have a material adverse effect on us and could cause increases in expenditures and costs, affect our ability to expand or transfer existing operations or require us to abandon or delay the development of new properties.

The current Colombia mining code was enacted in 2001 and amended in 2010. The 2010 amendment was declared unconstitutional in 2011 by the Constitutional Court of Colombia due to inadequate consultations with ethnic communities prior to enactment. The Constitutional Court of Colombia, however, left it in force for two more years (until May 2013) for the government of Colombia to propose, and congress to approve, a new amendment. No new amendment of the mining code was passed by May 2013; therefore, the original 2001 mining code (without the 2010 amendment) is currently in force. However, the government of Colombia announced in 2014 its intention to introduce before congress a bill to amend the 2001 mining code, which has not yet occurred. In December 2022, Colombia’s President, Gustavo Petro, proposed new reforms to Colombia’s mining code. In September 2023, Colombia’s Minister of Energy and Mines, Andrés Camacho, stated that the upcoming bill to reform Colombia’s mining code will include changes to address issues including, without limitation, environmental and social governance, territorial planning and artisanal and ancestral mining practices, planning resource use, modernizing Colombia’s mining model, transitioning into productive economies, protecting artisanal and small-scale mining and generating scientific knowledge. The reforms are also expected to include the creation of a state mining company. In January 2024, Colombia’s government announced that its congress intends to begin the debate on the new reforms to the mining laws in the first half of 2024. As of mid-2025, the government-led reform process has completed most prior consultations with ethnic communities, and a draft bill is expected to be submitted to congress once consultations are finalized.

Changes to the mining code and/or enactment of news laws and regulations could include, without limitation, new rules and restrictions affecting applications for concessions and maintenance of concessions, new environmental rules and restrictions, changes in the environmental licensing process (including environmental licenses for mining exploration activities), introduction of new required licenses or other restrictions on exploration and mining activities, regulations regarding access to information and participation of communities, and zoning and control regulations, any of which changes or new enactments could have an material adverse effect on our business, results from operations and financial condition. The extent to which our operations and the viability of our Properties will be affected by any reform to mining laws and regulations in Colombia or Argentina is uncertain.

Additionally, we are potentially subject to stricter mining legislation at the “department” level (similar to a state level in the United States or provincial level in Canada) and municipal level of the Colombian government and the provincial and municipal level of the Argentinian government. While these lower jurisdictions may be superseded by federal law, it is typical in Colombia and Argentina for lower jurisdictions to have greater influence on mining activity.

Global economic risks may affect our ability to obtain adequate, reasonable and acceptable financing in the future.

Recent global financial conditions have been characterized by increased volatility and access to public financing, particularly for junior mineral exploration companies, has been negatively affected. These conditions, which include potential disruptions due to government shutdowns, may affect our ability to obtain equity or debt financing in the future on terms favorable to us or at all. If such conditions continue, our operations could be negatively affected.

Risks Related to the Mining Industry

The degree of risk inherent in the mining industry and the potential changes to the factors that impact us as a mining company, may have a negative impact on our business and operations.

Mining operations generally involve a high degree of risk. Our operations are subject to all the hazards and risks normally encountered in the exploration, development and production of uranium and other minerals, including unusual and unexpected geologic formations, seismic activity, rock bursts, cave-ins, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other production facilities, damage to life or property, environmental damage and possible legal liability. The financing, exploration, development and mining of any of our Properties is furthermore subject to a number of macroeconomic, legal and social factors, including commodity prices, laws and regulations, political conditions, currency fluctuations, the ability to hire and retain qualified people, the inability to obtain suitable and adequate machinery, equipment or labor and obtaining necessary services in the jurisdictions in which we operate. Unfavorable changes to these and other factors have the potential to negatively affect our operations and business.

The unexpected expenses we may incur could adversely impact our operations, financial condition and results of operations.

Major expenses may be required to locate and establish mineral reserves and resources, to develop metallurgical processes and to construct mining and processing facilities at a particular site. Mining, processing, development and exploration activities depend, to one degree or another, on adequate infrastructure. Reliable roads, bridges, power sources and water supply are important determinants, which affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect our operations, financial condition and results of operations. It is impossible to ensure that our planned exploration or development programs planned will result in a profitable commercial mining operation.

Interpretation of royalty agreements in the jurisdictions of our Properties may have a material adverse effect on us and our operations.

Royalty interests in our Properties, and any other royalty interests in respect of the properties which we may acquire or develop, may be subject to uncertainties and complexities arising from the application of contract and property laws in the jurisdictions where the mining projects are located. Operators and other parties to the agreements governing royalty interests in our Properties may interpret their interests in a manner adverse to us, and we could be forced to take legal action to enforce our rights. Challenges to the terms of such royalty interests or the existence of other royalties could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Disputes could arise with respect to, among other things: the existence or geographic extent of the royalty interests; the methods for calculating royalties; third party claims to the same royalty interest or to the property on which a royalty interest exists, or the existence of additional royalties on the same property; various rights of the operator or third parties in or to a royalty interest; production and other thresholds and caps applicable to payments of royalty interests; the obligation of an operator to make payments on royalty interests; various defects or ambiguities in the agreement governing a royalty interest; and disputes over the interpretation of buy-back rights.

Natural resource properties are largely contractual in nature, which may require us to take legal action to enforce our contractual rights. Any proceedings or actions or any decisions determined adversely us may have a material and adverse effect on our results of operations, financial condition and the trading price of our Common Shares.

Parties to contracts do not always honor contractual terms and contracts themselves may be subject to interpretation or technical defects. Accordingly, there may be instances where we would be forced to take legal action to enforce our contractual rights. Such litigation may be time-consuming and costly and there is no guarantee of success. Any proceedings or actions or any decisions determined adversely to us may have a material and adverse effect on our business, results of operations and financial condition.

The fluctuations in the price of base metals and in particular, the price of uranium and other REE may cause the price of our Common Shares to fluctuate or decline.

The price of our Common Shares, our financial results, and our access to the capital required to finance our exploration activities may in the future be adversely affected by declines in the price of precious and base metals and, in particular, the price of uranium and other REE. Base metal prices fluctuate widely and are affected by numerous factors beyond our control such as the sale or purchase of precious metals by various dealers, central banks and financial institutions, interest rates, exchange rates, inflation or deflation, currency exchange fluctuation, global and regional supply and demand, production and consumption patterns, speculative activities, increased production due to improved mining and production methods, government regulations relating to prices, taxes, royalties, land tenure, land use and importing and exporting of minerals, environmental protection, and international political and economic trends, conditions and events. If these or other factors continue to adversely affect the price of base metals, the market price of our Common Shares may decline and our operations may be materially and adversely affected.

Market fluctuations and commercial quantities of minerals may affect their commercial viability thereby resulting in us not receiving adequate return on invested capital or having our mineral projects rendered uneconomical.

The market for minerals is influenced by many factors beyond our control, including without limitation the supply and demand for minerals, the sale or purchase of precious metals by various dealers, central banks and financial institutions, interest rates, exchange rates, inflation or deflation, currency exchange fluctuation, global and regional supply and demand, production and consumption patterns, speculative activities, increased production due to improved mining and production methods, government regulations relating to prices, taxes, royalties, land tenure, land use and importing and exporting of minerals, environmental protection, and international political and economic trends, conditions and events. In addition, the metals industry in general is intensely competitive and there is no assurance that, even if apparently commercial quantities and qualities of precious or base metals are discovered, a market will exist for their profitable sale. Commercial viability of precious and base metals and other mineral deposits may be affected by other factors that are beyond our control, including the particular attributes of the deposit such as its size, quantity and quality, the cost of mining and processing, proximity to infrastructure, the availability of transportation and sources of energy, financing, government legislation and regulations including those relating to prices, taxes, royalties, land tenure, land use, import and export restrictions, exchange controls, restrictions on production, and environmental protection. It is impossible to assess with certainty the impact of various factors that may affect commercial viability such that any adverse combination of such factors may result in us not receiving an adequate return on invested capital or having our mineral projects be rendered uneconomic.

Reserve estimates are subject to evaluation uncertainties and there may be material differences between actual and estimated mineral resources and reserves, which may impact the viability of our Properties.

We currently do not have any mineral resources or reserves. Mineral resource and reserve estimates will be based upon estimates made by our personnel and independent geologists. These estimates are inherently subject to uncertainty and are based on geological interpretations and inferences drawn from drilling results and sampling analyses and may require revision based on further exploration or development work. The estimation of mineral resources and reserves may be materially affected by environmental, permitting, legal, title, taxation, socio-political, marketing, or other relevant issues. As a result of the foregoing, there may be material differences between actual and estimated mineral resources and reserves, if any, which may impact the viability of our Properties.

The grade of mineralization which may ultimately be mined may differ from that indicated by drilling results and such differences could be material. The quantity and resulting valuation of mineral reserves and mineral resources may also vary depending on, among other things, mineral prices (which may render mineral reserves and mineral resources uneconomic), cut-off grades applied and estimates of future operating costs (which may be inaccurate). Production can be affected by such factors as permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. Any material change in quantity of mineral resources, mineral reserves, grade, or stripping ratio may also affect the economic viability of any project undertaken by us. In addition, there can be no assurance that mineral recoveries in small scale, and/or pilot laboratory tests will be duplicated in a larger scale test under on-site conditions or during production. To the extent that we are unable to mine and produce as expected, our business, results of operations and financial condition may be materially and adversely affected.

Certain non-governmental organizations that oppose globalization, resource development and the mining industry may generate adverse publicity thereby having an adverse effect on our reputation and financial condition.

Our relationship with the communities in which we operate is important to ensure the future success of our existing operations. While we believe our relationships with the communities in which we operate are strong, there is an increasing level of public concern relating to the perceived effect of mining activities on the environment and on communities impacted by such activities. Certain non-governmental organizations (“NGOs”), some of which oppose globalization and resource development, are often vocal critics of the mining industry and its practices. Adverse publicity generated by such NGOs or others related to extractive industries generally, or its operations specifically, could have an adverse effect on our reputation or financial condition and may impact our relationship with the communities in which we operate. While we believe that we operate in a socially responsible manner, there is no guarantee that our efforts in this respect will mitigate this potential risk.

The competition we face in the mining industry may make it more difficult for us to acquire additional mining properties, mining professionals, service and equipment.

The mining industry is highly competitive in all of its phases, both domestically and internationally. Our ability to acquire properties and develop mineral resources and reserves in the future will depend not only on our ability to develop our Properties, but also on our ability to select and acquire suitable producing properties or prospects for mineral exploration, of which there is a limited supply. We may be at a competitive disadvantage in acquiring additional mining properties because we must compete with other individuals and companies, many of which have greater financial resources, operational experience and technical capabilities than us. We may also encounter competition from other mining companies in our efforts to hire experienced mining professionals. Competition could adversely affect our ability to attract necessary funding or acquire suitable producing properties or prospects for mineral exploration in the future. Competition for services and equipment could result in delays if such services or equipment cannot be obtained in a timely manner due to inadequate availability, and could also cause scheduling difficulties and cost increases due to the need to coordinate the availability of services or equipment. Any of the foregoing effects of competition could materially increase project development, exploration or construction costs, result in project delays and generally and adversely affect our business and prospects.

International trade agreements and policies may affect the supply of uranium available to the market and may have a material adverse effect on the Company’s business and operations.

The international uranium industry is highly competitive. We intend to market uranium to utilities in direct competition with supplies available from other mining companies, from excess inventories (including inventories made available from the decommissioning of nuclear weapons), from reprocessed uranium and plutonium derived from used reactor fuel and from the use of excess enrichment capacity to re-enrich depleted uranium tails. Increased supply of uranium from competitive sources may have a material adverse effect on our business, results of operations and financial condition. The supply of uranium from certain jurisdictions is, to some extent, impeded by a number of international trade agreements and policies. These agreements and any future agreements, governmental policies or trade restrictions are beyond our control and may affect the supply of uranium available to the market.

We are susceptible to the risks inherent in the nuclear energy sector.

Nuclear energy competes with other sources of energy, including oil, natural gas, coal and hydroelectricity. These other energy sources are to some extent interchangeable with nuclear energy, particularly over the longer term. Sustained lower prices of oil, natural gas, coal and hydro-electricity may result in lower demand for uranium concentrates. Furthermore, growth of the uranium and nuclear power industry will depend upon continued and increased acceptance of nuclear technology as a means of generating electricity. Because of unique political, technological and environmental factors that affect the nuclear industry, the industry is subject to public opinion risks which could have an adverse impact on the demand for nuclear power and increase the regulation of the nuclear power industry. An accident at a nuclear reactor anywhere in the world could impact the continuing acceptance of nuclear energy and the future prospects for nuclear power generation, which may have a material adverse effect on us.

The potential impacts of climate change on us are uncertain and may materially and adversely impact our business, results of operations and financial condition.

Climate change could have an adverse impact on our operations. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These changes in climate could have an impact on the cost of development or production of our Properties and adversely affect our results of operations and financial condition.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate and its potential impacts. Legislation and increased regulation regarding climate change could impose significant costs on us, our partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such regulations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our results of operations, financial condition and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in the natural resources industry could harm our reputation.

Shortages of equipment and supplies may hinder our ability to carry out operations.

We are dependent on various supplies and equipment to carry out our mining exploration and, if warranted, development operations. The shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our operations and therefore limit, or increase the cost of, production.

Risks Related to our Common Shares

We have never paid nor do intend to pay dividends in the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Common Shares.

We have not paid any dividends on our Common Shares to date. Investors in our Common Shares cannot expect to receive a dividend in the foreseeable future, if at all. Accordingly, it is unlikely that investors will receive any return on their investment in our Common Shares other than through possible Common Share price appreciation.

Future issuances of our Common Shares or securities convertible into, or exercisable or exchangeable for, our Common Shares, could cause the market price of our Common Shares to decline and would result in dilution of your holdings.

Future issuances of our Common Shares or securities convertible into, or exercisable or exchangeable for, our Common Shares, could cause the market price of the Common Shares to decline. In addition to the foregoing, as of the date hereof, we have outstanding options to purchase up to 858,000 Common Shares, underlying stock options with a weighted-average exercise price of $3.89 per share, and warrants to purchase up to 2,916,500 Common Shares, of which 1,577,500 are exercisable at $1.00 per share and 1,339,000 are exercisable at $5.05 per share. As a result, some of our outstanding options and warrants are “in the money”. We cannot predict the effect, if any, of future issuances of our securities. In all events, future issuances of Common Shares would result in the dilution of your holdings. In addition, the perception that new issuances of our securities could occur, or the perception that locked-up parties will sell their securities when the lock-ups expire, could adversely affect the market price of the Common Shares.

We are an “emerging growth company,” and cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Common Shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we qualify as a “large accelerated filer”, which, in addition to certain other criteria, means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter or (ii) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period. Absent the foregoing circumstances, we would cease to be an emerging growth company on the last day of the fiscal year following the date of the fifth anniversary of our first sale of common equity securities under an effective registration statement (please note that this Offering does not constitute a sale of securities under an effective registration statement). Finally, at any time we may choose to opt-out of the emerging growth company reporting requirements. If we choose to opt out, we will be unable to opt back in to being an emerging growth company. We cannot predict if investors will find our Common Shares less attractive because we may rely on these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and the prices of our securities may be more volatile.

We are a “smaller reporting company,” and cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our Common Shares less attractive to investors.

For so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure and other requirements that are applicable to other public companies that are not smaller reporting companies, such as providing only two years of audited financing statements. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. We cannot predict if investors will find the Common Shares less attractive because we may rely on these exemptions. If some investors find the Common Shares less attractive as a result, there may be a less active trading market for the Common Shares and the prices of our securities may be more volatile.

We may be a “passive foreign investment company” for the current taxable year and for one or more future taxable years, which may result in materially adverse U.S. federal income tax consequences for U.S. investors.

If we are a passive foreign investment company (“PFIC”) for any taxable year, or portion thereof, that is included in the holding period of a U.S. Holder (as defined in “Material U.S. Federal Income Tax Consequences To U.S. Holders” below) of our Common Shares, such U.S. Holder may be subject to certain adverse U.S. federal income tax consequences and additional reporting requirements. We believe that we were classified as a PFIC for our taxable year ended December 31, 2024 and, based on the current composition of our income and assets, as well as current business plans and financial expectations, may be classified as a PFIC for our current and future taxable years. Any conclusion regarding PFIC status is a factual determination that must be made annually at the close of each taxable year and, thus, is subject to change. In addition, even if we concluded we did not qualify as a PFIC, it is possible that the U.S. Internal Revenue Service (the “IRS”) could assert, and that a court could sustain, a determination that we are a PFIC. Accordingly, there can be no assurance that we will not be treated as a PFIC for any taxable year. Each holder of our Common Shares should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership, and disposition of such securities.

Our Common Shares may become subordinate to future indebtedness or preferred shares, each with rights and preferences senior to our Common Shares.

In the future, we may attempt to increase our capital resources by offering debt securities or preferred shares. Upon a potential bankruptcy or liquidation, holders of our debt securities or preferred shares, and lenders with respect to other borrowings we may make, may receive distributions of our available assets prior to any distributions being made to holders of our Common Shares. Because our decision to issue debt securities or preferred shares in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our Common Shares must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return they may be able to achieve from an investment in our Common Shares, upon bankruptcy or otherwise.

The price of our Common Shares will be subject to market volatility.

Our Common Shares are listed on the NYSE American under the trading symbol “JAGU”.

We will have a limited trading history and may be considered a micro-cap or small-cap company. Securities of micro-cap and small-cap companies have experienced substantial price and volume volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved or the value of the underlying assets. These factors include macroeconomic developments and political environments in North America and globally and market perceptions of the attractiveness of particular industries. There is no assurance that the price of our Common Shares will be unaffected by any such volatility. The price of our Common Shares is also likely to be significantly affected by short-term changes in mineral and commodity prices or in our financial condition and results of operations as reflected in our financial statements. Other factors unrelated to our performance that may have an effect on the price of our Common Shares include: (i) the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow our securities; (ii) lessening in trading volume and general market interest in our securities may affect an investor’s ability to trade significant numbers of Common Shares; (iii) the size of our public float may limit the ability of some institutions to invest in our securities; (iv) a substantial decline in the price of our Common Shares that persists for a significant period of time could cause our securities, if listed on an exchange, to be delisted from such exchange, further reducing market liquidity; and (v) the sale of securities by major shareholders.

As a result of any of these factors, the market price of our Common Shares at any given point in time may not accurately reflect our long-term value and our shareholders may experience capital losses as a result of their investment in us. Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may limit a shareholder’s ability to buy and sell the Common Shares.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy the Common Shares, which may have the effect of reducing the level of trading activity in the Common Shares. As a result, fewer broker-dealers may be willing to make a market in the Common Shares, reducing a shareholder’s ability to resell the Common Shares.

We have broad discretion in the use of the net proceeds from our IPO and may not use them effectively.

Our management will have broad discretion in the application of the net proceeds designated to fund our capital expenditures on our Properties, acquire additional acreage leaseholds, acquire additional producing properties and associated leaseholds, or for general corporate purposes, which are subject to change in the future. Accordingly, you will have to rely upon the judgment of our management with respect to the use of these proceeds. Our management may spend a portion or all of the net proceeds from our IPO in ways that holders of our Common Shares may not desire or that may not yield a significant return or any return at all. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may also invest the net proceeds from the IPO in a manner that does not produce income or that loses value.

It may not be possible for foreign investors to enforce actions against us, and our directors and officers.

We are a corporation organized under the laws of the Province of British Columbia, our direct subsidiaries are organized under the laws of the BVI and the Province of Ontario, and our indirect subsidiaries are incorporated under the laws of Colombia. All of our directors and executive officers reside outside of the United States, and are based in Canada, France, and Peru. Because all or a substantial portion of our assets and the assets of these persons are located outside of the United States, it may not be possible for foreign investors, including United States investors, to effect service of process from the United States upon us or those persons, or to realize in the United States upon judgments of United States courts predicted upon civil liabilities under the Exchange Act or other United States laws. Furthermore, it may not be possible to enforce against us foreign judgments obtained in courts outside of Canada based upon the civil liability provisions of the securities laws or other laws in those jurisdictions.

Certain parties have the right to nominate directors to our board of directors, and their interests may conflict with ours or yours in the future.

Pursuant to the Berlin Project SPA, (i) Green Shift has the right to cause one nominee to be appointed to our board of directors and (ii) following the completion of a Liquidity Event (including the IPO), Green Shift will have the right to have nominees of Green Shift appointed to our board of directors proportionate to the combined shareholdings of Green Shift, rounded down. For example, if Green Shift holds 25% of our outstanding Common Shares, then Green Shift will be entitled to have a number of nominees on our board of directors equal to 25% of the number of total directors of our board of directors, i.e., if we have seven Board members, Green Shift will be entitled to appoint one Board nominee. Additionally, pursuant to the IsoEnergy IRA, IsoEnergy has the right to nominate one director to our board of directors. As a result, Green Shift and IsoEnergy and their board nominees have, and will have the ability, to exercise material influence over key corporate decisions, including the appointment of our management, the entering into of mergers and similar transactions, sales of all or substantially all of our assets, and other extraordinary transactions. They may also affect amendments to our Articles and Bylaws. In these matters, the interests of each of Green Shift and IsoEnergy, may differ from or conflict with those of other investors.

Restrictions on Common Share transfers and issuances may limit shareholder flexibility and control.

The terms and conditions of a Unanimous Shareholders’ Agreement, dated March 1, 2023, among us and each of our current shareholders party thereto (the “Shareholders’ Agreement”), impose certain restrictions and grant certain rights related to the sale, transfer, or disposition of our Common Shares, which may affect shareholder flexibility and control. These provisions include: (1) a right of first refusal that requires any shareholder that is a party to the Shareholder’s Agreement and wishes to transfer their Common Shares to first offer them to us and then to the other shareholders party to the Shareholders’ Agreement, who have the right to purchase the Common Shares on the same terms, which could deter potential buyers and make it more difficult for a third party to acquire a controlling interest; (2) a requirement that shareholders party to the Shareholder’s Agreement holding 60% or more of the Common Shares approve any increase or alteration in our issued or authorized capital, such as issuing new Common Shares or creating new share classes, which may limit our ability to raise capital through the issuance of additional Common Shares; and (3) drag-along rights permitting shareholders party to the Shareholder’s Agreement Shareholders holding 75% or more of the Common Shares to compel other shareholders to sell their Common Shares in the event of a proposed sale to a third party. While these drag-along rights facilitate certain transactions, they could force minority shareholders to sell their Common Shares on terms they do not control. These provisions may discourage or delay potential acquisition offers or other corporate transactions that might otherwise benefit minority shareholders.

However, the Shareholders’ Agreement will terminate upon certain events, including (i) written consent from our board of directors and approval from at least 60% of voting shareholders party to the Shareholders’ Agreement, (ii) our dissolution or bankruptcy, or (iii) the completion of a public offering of our Common Shares. Therefore, the Shareholders’ Agreement has terminated upon completion of the initial public offering in accordance with its terms.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 1C.	Cybersecurity

We recognize the importance of cybersecurity in protecting our information systems and data. Cybersecurity threats pose risks to the confidentiality, integrity and availability of our information systems and could adversely affect our business operations, financial condition and reputation.

Managing Material Risks & Overall Risk Management

As an exploration-stage company with limited personnel and information technology infrastructure, we rely primarily on third-party service providers and commercially available information technology systems to support our operations and store and process our data. We seek to manage cybersecurity risk through management oversight of our information systems and through the security features and safeguards provided by these third-party service providers and systems. We periodically evaluate potential cybersecurity risks affecting our operations and consider enhancements to our cybersecurity practices as our business and technology needs evolve.

To date, we have not experienced any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial condition.

Governance

Our management is responsible for the assessment and management of cybersecurity risks. Our Board oversees cybersecurity risk as part of its general oversight of the Company’s risk management processes. The Board administers this oversight directly as a whole and through its Audit Committee.

The Audit Committee assists the Board in fulfilling its oversight responsibilities relating to risk assessment and management, including cybersecurity and other information technology risks. In this role, the Audit Committee oversees management’s implementation of cybersecurity risk management practices, including processes for identifying, assessing and mitigating cybersecurity risks. Our executive management team reports to the Audit Committee on cybersecurity matters from time to time, and at least annually.

For additional information regarding cybersecurity risks, see “Risk Factors” in this Annual Report.

Item 2.	Properties

The Berlin Project

We have an interest in certain mineral concessions located in Colombia in the municipality of Samaná, Department of Caldas, known as the Berlin Project.

Mineral Property Location

Berlin Project is located on 5°34’31.5”N 74°54’06.9”W.

Figure 1. Location of the Berlin Project

Caribbean Sea
Pacific Ocean
BERLIN PROJECT
Colombia
Venezuela
Panama
Ecuador
Peru
Brazil
Oranjestad
Willemstad
Caracas
Riohacha
Santa Marta
Barranquilla
Cartagena
Valledupar
Maracaibo
Coveñas
Sincelejo
Monteria
Turbo
Cucuta
San Cristobal
Barrancabermeja
Bucaramanga
Medellin
Puerto Berrio
Puerto Salgar
Quibdo
Manizales
Pereira
Armenia
Ibague
Bogota
Tunja
Yopal
Villavicencio
Arauca
Puerto Carreño
Puerto Ayacucho
Buenaventura
Cali
Neiva
Popayan
San Jose del Guaviare
Florencia
Pasto
Mocoa
Tumaco
Quito
Puerto Asis
Leticia
Mitu
Puerto Inirida
Legend:
International Boundary
Department Boundary
National Capital
Department Capital
Railroad
Road
SLR
Jaguar Uranium
Berlin Project
Caldas Province, Colombia
Location Map
0 100 200 Kilometres
0 100 200 Miles
80°
76°
72°
68°
12°
8°
4°
0°

Source: SLR, 2024.

Ownership Interests

On April 8, 2024, we acquired a 100% indirect interest in the Berlin Project pursuant to the Berlin Project SPA. Pursuant to the Berlin Project SPA, we acquired all of the issued and outstanding shares of Gaia Energy from Green Shift on the Berlin Project Closing Date in consideration of (a) an initial cash payment to Green Shift of C$20,000, (b) the issuance to Green Shift of 1,211,687 Common Shares, and (c) the grant of the Berlin Project Royalty to Green Shift pursuant to the Berlin Project Royalty Agreement. The book value of our mineral properties in Colombia as at December 31, 2025 and 2024 is $4,000,000.

Qualified Person

The disclosure in this Annual Report on Form 10-K of scientific and technical information regarding exploration results for the Berlin Project has been reviewed and approved by SLR, who is an independent, qualified person under S-K 1300.

Internal Controls

Except for preliminary work performed by our environmental contractor, we have conducted no exploration work or drill activities since acquiring the property and have no current mineral resources or reserves at the Berlin Project that could be construed as being a potentially economic discovery. Furthermore, we have not commenced exploration at the Berlin Project that involves drilling, sampling, or assaying, and therefore internal controls relating to quality assurance and quality control (“QA/QC”) have not been necessary. However, prior to conducting exploration that involves drilling, sampling, assaying, and the reporting of results from those activities, we will establish sampling and analytical QA/QC protocols consistent with industry standards.

Berlin Project, Caldas, Colombia

Figure 2. Location of the mineralization trend relative to the mineral concession and the Berlin Project

Project Location and Access

The Berlin Project is located in central Colombia in the municipality of Samaná, Department of Caldas, approximately 80 km northeast (225 km by road) of the department capital, Manizales, and approximately 150 km northeast (245 km by road) of the national capital, Bogotá.

The two contiguous mineral concessions, Concession Contract 664-17 and Concession Contract 736-17, on which portions of the Berlin Project lie cover an area approximately 9,053 ha in extent.

The Berlin Project can be accessed by road from Bogotá, Manizales, Pereira, Medellín, or Ibague, all of which have commercial airports. The Magdalena River is navigable by barge from the town of La Dorada, 65 km southeast of the Berlin Project, to the port of Bocas de Ceniza, in Barranquilla on the Caribbean coast. La Dorada is 190 km from Bogotá and 170 km from Ibague. From La Dorada, a secondary unpaved road leads westwards to Berlin, passing through the municipality of Norcasia. In addition, a railway line links the town of La Dorada to the port town of Santa Marta on the Caribbean coast. The rail links between La Dorada and the capital, Bogotá, and to the port of Buenaventura on the Pacific coast, are part of the Master Railway Plan under which all rail systems are scheduled to be refurbished by 2030.

Project Stage

We have conducted no exploration work or drill activities since acquiring the property and have no current mineral resources or reserves at the Berlin Project. However, historical exploration has been conducted on the Berlin Project.

The exploration phase is granted for an initial three-year period, that can be extended for two years for a maximum of four times (for a total exploration period of 11 years). The construction phase is granted for an initial three-year period, extendable for a one-year period. The exploitation phase is granted for the remaining time such that the overall concession period does not exceed 30 years, i.e. the initial exploitation phase is 30 years minus the exploration and construction periods.

Local Resources, Infrastructure and Physiography

Local Resources

Norcasia, 10 km from Berlin Project, is the closest urban area to the Berlin Project, with a population of approximately 7,000 and offering shops, a hospital, and public transportation. In 2010, U3O8 Corp. conducted a socio-economic analysis of the township of San Diego, which is part of the municipality of Samaná. The analysis reported approximately 4,200 inhabitants in the township within 32 settlements linked by dirt tracks, with no vehicular access. The main socio-economic activity in the Berlin Project area is small-scale and subsistence agriculture and dairy. There is no mining in the immediate area, so trained personnel would have to be hired elsewhere in Colombia, which has a source of experienced talent. The local business sector would need significant training and investment for the development of support services appropriate for a future mine and processing plant at Berlin Project.

Infrastructure

Except for a core storage facility located in the village of Berlin, there are no permanent infrastructures at the Property. The Berlin Project is well situated between the capital city of Bogotá and Medellín, a city of over two million people near good existing infrastructure and within Colombia’s agricultural heartland.

The Magdalena River is navigable by barge from the town of La Dorada, 65 km southeast of the Berlin Project, to the port of Bocas de Ceniza — Barranquilla on the Caribbean coast. The Magdalena River system has been dammed to provide hydropower at La Miel 395 MW hydroelectric dam, which is located approximately 12 km from the Project area and is a potential source of clean, renewable electricity for the operation. The energy consumed in the Berlin Project will come from the sub-station of Norcasia (Figure 4-3), which is distributed by the CHEC (Caldas Hydroelectric).

A railway line that links the town of La Dorada to the port town of Santa Marta on the Caribbean coast was reopened in 2018 (Figure 4-2). The railway linking La Dorada southeastwards to Bogotá, and southwestwards to the port of Buenaventura on the Pacific coast, form part of the Master Railway Plan under which all rail systems are scheduled to be refurbished by 2030.

High rainfall and a rich tributary system guarantee high volumes of quality water. The high rainfall, and the fact that the Project lies in the seismically active Andes, are concerns for the stability of tailings facilities. Tenova (2013) contemplated a tailings storage facility (TSF) being located in the topographically flat area in the rain shadow of the cordillera. There is ample flat land in a dry area that lies to the east of the proposed processing plant site (Figure 4-4). This is an area of limited agricultural value and has the benefit of being underlain by granite which forms a stable footing. The plan in the PEA was for gravity flow of the tailings to the proposed TSF through a 14 km long pipeline.

Physiography

The Berlin Project lies in the eastern foothills of the Colombian Central Range that is characterized by the steep topography between 850 m to 1,300 m masl. The foot of the mountain range lies approximately 10 km east of Berlin Project where there is an abrupt change to the plain of the Magdalena River with savannah-style vegetation.

The Berlin Project lies in a mountainous area in which remnants of the original rainforest are confined to the higher topographic areas and steep river and stream valleys; however, zones of grass and crops can also be seen. Extensive clearing has been undertaken for agriculture and pasture.

Property Claims and Option

We hold the Berlin Concession Contracts, which are registered under Law 685 of 2001, titled to Gaia Energy. The Berlin Concession Contracts were granted for a 30-year term. Concession contract applications 508202 and 508645 are currently being applied for by the Company.

Geology

Regional geology

The Berlin Project lies on the eastern flank of Colombia’s Cordillera Central. The basement in the central part of the Cordillera Central consists of greenschist to lower amphibolite facies metamorphic rocks correlated with the Precambrian to Early Mesozoic Cajamarca Complex (Bürgl and Radelli, 1962; Moreno-Sánchez et al., 2008). According to Cediel et al. (2003), the Cajamarca Complex forms part of the Cajamarca-Valdivia terrane that consists of graphitic schists, amphibolites, intrusive rocks and mafic to ultramafic volcanics of ophiolitic origin.

The Cajamarca-Valdivia terrane is a wedge-shaped tectonic unit, tapering to the south, that was accreted onto the western edge of the paleo-South American continent in Ordovician-Silurian time (Figure 6-1, Cediel et al., 2003). In central Colombia, the Cajamarca-Valdivia terrane is sandwiched between the Eastern Cordillera block in the east and the Dagua-Piñon and San Jacinto terranes in the west. In contrast, in southern Colombia, the Cajamarca Complex lies directly against the western edge of the Archaean Guyana Shield that extends from there throughout northern South America.

Part of the extensive rift system responsible for the separation of North and South America in the Triassic and Jurassic extended through Colombia, Ecuador, and northern Peru (Jaillard et al., 1990; Kerr et al., 1997). Associated half grabens were filled with growth sequences of clastic sediments and volcanic material of dominantly andesitic composition. Evidence of igneous activity that accompanied this period of crustal extension is provided by the metaluminous, I-type calc-alkaline Sonsón Batholith, which lies approximately 20 km west of the Berlin Project. The Sonsón Batholith intruded rocks of the Cajamarca Complex.

An orogenic magmatic arc was developed along the eastern flank of the Central Cordillera at approximately 120 million years (Ma) (McCourt and Feininger, 1984), with major intrusions of calc-alkaline affinity and compressional events at 112 ± 7 Ma (McCourt and Feininger, 1984).

The sedimentary sequence that contains the mineralized unit at the Berlin Project forms part of an upward-fining progression. The lower part of the stratigraphic sequence corresponds with alluvial fan facies that is interpreted to have formed against fault scarps during early phases of rift development. The subaerial fan facies grades upwards into finer-grained marine sands that are overlain by a limestone unit that passes upward into a black shale sequence which is several hundred meters thick. Fossil bivalves and gastropods in the limestones indicate a late Albian (Early Cretaceous) age and, together with ammonite fossils in the overlying black shale sequence, confirm a marine environment of deposition. This transgressive continental to marine sequence forms part of a large basin that extends from Colombia through Ecuador into Peru and the black shales constitute an important source for hydrocarbons in the region.

Cretaceous seafloor sequences of the Dagua-Pinon terrane were accreted onto the western edge of the Cajamarca-Valdivia terrane in the Aptian to Paleocene. This accretion was accompanied by intrusive activity, represented in the Berlin district by the Antioquia Batholith that has been dated at 90-58 Ma (middle to late Cretaceous; Cediel et al. 2003). It has a similar metaluminous, I-type, calc-alkaline composition to the Sonsón Batholith.

The Samaná Batholith, which is also mid- to late Cretaceous in age, is located immediately to the west of, and is intrusive into, the sedimentary sequence at the Berlin Project.

During the Oligocene through to the Pliocene, several other terranes were accreted into the western seaboard of Colombia.

The Colombian Andes developed in response to roughly east-west shortening in the mid-Pleistocene. Related deformation in the Berlin Project area resulted in the formation of the syncline that hosts the mineralization in the Berlin Project area.

Property geology

The metamorphic basement in the vicinity of the Berlin Project is assigned to the Cajamarca Complex (Maya and González, 1995), which correlates with units known by other names such as Cajamarca Series (Nelson, 1962), metamorphic rocks of the Cordillera Central (Feininger et al.,1972), Cajamarca Terrain (Etayo-Serna et al., 1986) and Tahamí Terrain (Toussaint & Restrepo, 1988) (Figure 6-2). The Cajamarca Complex, which consists of greenschist-grade metamorphic rocks that had sedimentary and igneous protoliths (Nelson, 1957), is bounded by the Otú-Pericos Fault on the eastern flank of the Cordillera Central and the Jerónimo Fault in the Cauca River Valley on the west. Basement rocks in the Berlin Project area consist of quartz — sericite schist, graphitic schist, slate, and quartzite, locally with disseminated pyrite that are considered of Early Paleozoic age (Bürgl 1967).

The Abejorral Formation (Bürgl and Radelli, 1962) is a Cretaceous sequence that is preserved in outliers in Department of Caldas and in the adjacent Antioquia Department to the north. This formation is discordant over the rocks of the Cajamarca Complex and has a faulted contact with the Valle Alto Formation. Facies sequence investigation by González (1980) in the provinces of Antioquia and Caldas led to the interpretation of a shallow continental shelf depositional environment with local euxinic conditions. The development of facies deposited in transitional and shallow shelf and external shelf environments occurred in the Early Cretaceous (Etayo-Serna et al., 2003). Based on ammonites, González (1980) concluded that this formation is Late Aptian to Middle Albian in age. On a regional basis, the clastic component of the Abejorral Formation correlates with the Caballos and Hollin formations, while the limestone and black shale sequence corresponds with the Simiti and overlying Villeta and Napo formations of Pindell and Tabbutt (1995). Mineralization at Berlin occurs in limestone facies that occur immediately beneath the black shale sequence that was correlated with the Abejorral Formation by Bürgl and Radelli (1962).

The mineralized sequence at Berlin Project lies between converging faults at the northern end of the Samaná Batholith (Figure 6-2). This igneous complex measures about 30 km north-south by approximately eight kilometers east-west. The rocks consist mainly of diorite and gabbro (approximately 60% of the complex) with less extensive granodiorites, granites, and tonalities (Muñoz, 1983). Barrero and Vesga (1976) obtained a K/Ar age of 119+/-10 Ma from hornblende in the Samaná Batholith (Barremian — Aptian). Field relationships suggest that an alaskitic component was emplaced late in the development of the igneous complex (Muñoz, 1983). A contact metamorphic aureole extends approximately 30 m to 150 m into enclosing sedimentary rocks. Igneous rocks of the complex have a homogenous texture with local development of a cleavage defined by the alignment of biotite plates. Except for the alaskite component, the rest of the complex is characterized by an abundance of xenoliths of gabbro and basalt. Drilling has shown that the Cretaceous rocks in the Berlin Project were intruded by alaskitic dykes and sills as well as granodiorites of Cenozoic age. The alaskite has an equigranular, phaneritic, holocrystalline texture and is composed predominantly of plagioclase and quartz with minor biotite. Two intrusive stocks lie near the eastern margin of the Berlin syncline where they intrude the Cretaceous sedimentary sequence. The stocks are mesocratic, porphyritic rocks that are made up of plagioclase, quartz, and amphibole.

The cone-shaped volcanic vent that contains the San Diego Lake on the north-eastern margin of the Cretaceous sequence in the Berlin area is surrounded by an apron of lithic tuffs that have a polymictic clast assemblage which reflects the underlying stratigraphy.

A sedimentary sequence that corresponds to a transitional continental-marine-lagoonal environment is found overlying discordantly the basement Cajamarca Group. Mineralization at Berlin is made up of two types of host rock: the host lithology near surface is sandstone, while at depth, mineralization is confined to a carbonate unit. This distribution is ascribed to the sandstone host being a weathered version of the primary facies in which carbonate has been removed by oxidation related to weathering. Four zones (Cáceres-Bottia, et. al., 2023) are recognized in the Berlin and these are remarkably consistent throughout the Project:

●	Zone A: a terrigenous lithology (K1-Sj) of basal conglomerates interbedded with sandstones recorded the beginning of a back-arc extensional event at 150 Ma (Zapata et al., 2019). The clasts present within the conglomerate layers consist mainly of mafic and intermediate igneous fragments, metamorphic fragments, and milky white quartz. The upper part of this zone corresponds to a massive silicified, medium to coarse grain size, with poorly sorted and subangular grains of sandstone. The average thickness of the entire Zone A is 36 m (Naranjo, 1983).

●	Zone B: presents a gradation contact with zone A and corresponds to a fossiliferous calcareous mudstone, with the presence of well-preserved bivalves and gastropods deposited during basin deepening and the change to a marine environment that took place until Albian (100 million years ago). The upper part of this unit is defined by a major erosional surface where the different grain size is easily observable between zones B and C. This disconformity marked not just the change to a compressional tectonic event but the lower limit of the mineralization.

●	Zone C: a muddy wackestone with the presence of reworked fossil fragments, displaying wavy lamination and a high content of authigenic apatite and bitumen. This is consistent with either the increasing water energy or probably the relative shallowing of the basin (Edelman-Furstenberg, 2009; Zapata et al., 2019). This zone constitutes the mineralized level, which varies in thickness from 1 m to 3.5 m, with a maximum thickness of 9.2 m (in a drill hole) and 6.7 m (in a trench).

●	Zone D: the upper zone (b6-Be) corresponds to a deformed black carbonaceous shale with bioclast, which may locally reach 600 m in thickness. This was deposited in a lagoonal environment and is related to the enclosing of the marine basin caused by the accretion of the Romeral terrane and the uplifting of the Cajamarca-Valdivia even Albian to Campanian (Zapata et al., 2019).

A set of dikes and sills of andesitic to dacitic composition are found injecting the metamorphic and sedimentary rocks described above. Leucocratic (alaskites) and esocratic (ranging from tonalite to granodiorite) plutons are recognized as the Samaná Igneous Complex, which is considered of Aptian-Albian age (119±10 Ma — K/Ar in hornblende) according to Barrero and Vesga (1976).

Structural Geology

The Berlin Project is located within the zone of influence of the Palestina Fault System that forms the western bounding structure to the Cretaceous sequence in the Berlin area. Dextral displacement ranging from 0.5 km to 30 km occurred in the Late Cretaceous and the Paleogene with lesser displacement having occurred during the Neogene and Recent (Page, 1986 and Feininger et al., 1972). The eastern margin of the Cretaceous sequence in the Berlin area is marked by the San Diego Fault, which is a north-striking splay that merges with the Palestina Fault near the northern tip of the Cretaceous sequence at Berlin.

The Cretaceous sedimentary sequence in which mineralization in the Berlin Project occurs has been folded into a doubly-plunging syncline. The syncline is asymmetric with a steep to over-turned eastern limb that dips to the east, while the western limb is moderately inclined to the east (Figure 6-5).

East-dipping faults have been mapped along the eastern margin of the syncline. In some areas, Palaeozoic schists are in faulted contact with the black mudstone, and kinematic indicators show an east over west sense of motion. This is consistent with west-verging thrust faults eliminating parts of the overturned stratigraphic sequence.

Mineralization

The Berlin Project primary mineralization is uranium, but the deposit also contains a suite of high-value by-products:

●	Phosphate: Agricultural Fertilizer and Lithium Ion Batteries: The Berlin Project contains phosphate, which was traditionally principally used in the agricultural fertilizer industry. Phosphate has become a key component of lithium-ion batteries, specifically lithium ferro-phosphate batteries.

●	Vanadium: Steel Alloy and Vanadium Redox Batteries: Vanadium is used principally in an alloy that increases the strength and flexibility of steel and for vanadium redox flow batteries that are large-scale batteries that most manufacturers guarantee for 20 to 25 years.

●	Nickel: Steel Alloy and Lithium Ion Batteries: Stainless steel is the main market for nickel, with growing demand from the lithium-ion battery market (for nickel-cobalt-aluminum (“NCA”) and nickel-manganese-cobalt (“NMC”) batteries). NCA batteries are 80% nickel, while NMC batteries use 33% nickel with newer types using an increasing nickel component.

●	REEs: Magnets and Laser Technology: Berlin also contains REEs neodymium and yttrium that are used in many hi-tech industries: (i) Neodymium is used in high-strength magnets used in high-strength magnets for high-efficiency electric motors and for high-efficiency generators in wind turbines and (ii) Yttrium is used principally in laser technology and is used to generate red phosphors in TV screens, monitors and mobile phones, as well as in the production of superconductors and electronic filters.

●	Rhenium: Superalloy: Rhenium is added to high-temperature superalloys that are used to make jet engine parts, this accounting for 70% of the worldwide rhenium production. Another major application is in platinum — rhenium catalysts, which are primarily used in making lead-free, high-octane gasoline.

●	Molybdenum and Zinc: Steel Alloys: The Berlin Project also contains molybdenum and zinc that could have a modest contribution to the future economics of the Project. Molybdenum is used in steel alloys to increase strength, hardness, electrical conductivity and resistance to corrosion and wear. Zinc is most commonly used as an anti-corrosion agent and galvanization coating of iron or steel.

Deposit Types

The Berlin Project is classified as an epigenetic stratiform sandstone deposit. The Berlin Project deposit in central Colombia consists of a layer of phosphate rock in a layered sedimentary sequence that contains an unusual mix of metals including uranium, nickel, vanadium, molybdenum, manganese, zinc, and REEs.

Uranium and vanadium strata-bound mineralization at the Berlin Project corresponds to an epigenetic event that occurred in a muddy wackestone with the presence of reworked fossil fragments. The black shale of the Abejorral Formation was the source of uranium and vanadium, which were remobilized by diagenetic processes. Geochemical characteristics of the diagenetic fluids had to be oxidized, alkaline, and carbonate-rich coupled with humic acids with strong anions such as F-, Cl-, CO32- and PO43- at temperatures below 200°C, to be effective for the transport of the elements of interest. Zone C acted as an efficient chemical trap that allowed authigenic apatite, uraninite, sphalerite, and chernykhite to precipitate with the aid of reductant agents such as H2S and other organic complexes.

Exploration History

Uranium was identified in phosphatic strata in a regional radiometric prospecting program undertaken by the Colombian Instituto de Asuntos Nucleares (“IAN”) between 1977 and 1983.

Minatome

From 1979 to 1981, Minatome, which has now been incorporated into Orano, undertook exploration on mineral concessions that covered the Berlin Project deposit. After Minatome, obtained permission from IAN to explore the Berlin Project area, it identified a sedimentary unit near the base of the Cretaceous sequence as having significant uranium grade.

Minatome performed rock chip sampling, which revealed highly anomalous uranium values over the entire strike length of the synform in the Cretaceous sequence in the Berlin area (Coffey Mining, 2012). Assay results from Minatome’s surface rock-chip sampling was substantiated by independent sampling in 1983. Minatome’s exploration concentrated on the southern five kilometers of the 10.5 km long syncline where they excavated three tunnels (adits) with the objective of confirming mineralization extending to fresh exposures beneath the weathered rock (saprolite).

In 1980, Minatome drilled 11 holes from five widely spaced drill pads for a total of 2,163 m, of which nine drill holes intersected anomalous uranium values.

Minatome withdrew from the Berlin area in 1981 and the United Nations Development Program became involved, where they reviewed the technical work undertaken on the Berlin Project in 1982 and focused on the potential to recover uranium, molybdenum, vanadium, and phosphate.

U3O8 Corp.

U3O8 Corp., through its wholly owned subsidiary Gaia Energy, began exploration on the Berlin Project when it acquired the property in April 2010 with the objective of defining the extent and consistency of the known mineralized layer through trenching and drilling. The Berlin Project is in hilly terrain in which trenches were excavated by hand in areas where the mineralization outcrops, with drilling conducted from platforms cut into hillsides. Mineralization was traced along trend by geological mapping augmented by detection of radioactivity measured with hand-held GR 135 spectrometers. Twenty-nine trenches were excavated perpendicular to the strike of the mineralized unit within the Berlin Trend.

Trench sites were identified using historic data and geological maps from the Minatome exploration that indicated areas of outcropping mineralization. Most of the trenches are located on the more accessible southern part and eastern flank of the syncline.

U3O8 Corp’s 2010-2011 drill program involved 82 diamond drill holes for 18,534 m that were drilled on the southern three km of the folded sedimentary strata. In 2012, an additional wide-spaced 15 drill holes, totaling 6,441 m, were completed in the area to the north of the main mineralization area showed a similar suite of commodities to those in the main mineralized zone to the south. Eleven of the 15 holes intersected the mineralized layer; the mineralized sequence was faulted out in the other four holes.

Exploration has been undertaken entirely through mapping, ground radiometrics, and drilling due to the continuity of mineralization. Ground magnetic traverses across the mapped contacts of the stocks and batholiths, supported by forward modeling of the form of the contact at depth with magnetic susceptibility values from bore hole core would likely help in defining areas where the mineralized layer may be cut and removed by intrusive bodies.

Environmental Considerations

SLR is not aware of any environmental liabilities on the property. We are currently in the process of obtaining all required permits to conduct the proposed work on the property.

Drilling

We have not conducted any drilling on the Berlin Project since acquiring the property.

Exploration Program Recommendations

SLR offers the following recommendation for a two phase program, with a total budget of $2,330,000, to advance the Berlin Project. Phase 2 is dependent on outcomes of the Phase 1 work.

Phase 1 — Mineral Resource Estimate Technical Report

1	Complete a current Mineral Resource Estimate (MRE). The estimated cost to prepare an MRE is $150,000. SLR recommends we perform the following activities to support a current mineral resource disclosure:

a)	Rerun and perform additional check sampling to confirm legacy drilling and trench data either by twinning legacy drill holes and logging with downhole radiometric (natural gamma), resampling trenches, and/or resampling stored core.

b)	Rerun statistical analysis on the intercepts to guide updating previously reported mineral resource estimates.

c)	Add and construct three dimensional geologic model to assist and control grade estimation in block model estimation.

d)	Rerun and apply updated classification criteria to categorize the mineral resource estimate.

Phase 2 — Preliminary Economic Assessment

2	Complete additional infill/delineation drilling to achieve the following:

a)	Test for mineralization along the east flank of the mineralized layer Zone C.

b)	Upgrade inferred resources estimated in Phase 1 to indicated resources. This step is contingent on positive Phase 1 results.

The estimated cost to complete drilling is $2,000,000.

Complete a Preliminary Economic Assessment (“PEA”) on the Berlin Project. The estimated cost to prepare the PEA is $180,000.

Huemul Project

We have an interest in certain mineral concessions located in the Malargue sector of southwestern Mendoza Province of Argentina, known as the Huemul Project.

Mineral Property Location

Figure 1. Location of the Huemul Project

Jaguar Uranium
Huemul Project
Mendoza Province, Argentina
Location Map
SLR
3,300,000mE
3,400,000mE
N
San Juan Province
San Luis Province
Mendoza
La Paz
Tunuyan
San Rafael
Gral Alvear
Malargue
Huemul Project
CHILE
MENDOZA Province
Neuquén Province
Mendoza Province
SOUTH AMERICA
Argentina
6,400,000mN
6,300,000mN
6,200,000mN
6,100,000mN
6,000,000mN
5,900,000mN
Legend:
Huemul Claims
Provincial Departments
Roads and Tracks
Cities
0
75
150
Kilometres

Source: Miller 2024.

Ownership Interests

We acquired a 100% indirect interest in the Argentina Projects pursuant to the Argentina Projects SPA. Pursuant to the Argentina Projects SPA, we acquired all of the issued and outstanding shares of 284 Ontario from IsoEnergy on July 19, 2024. The Argentina Projects include Laguna Salada Project located in Chubut Province and the Huemul Project located in Mendoza Province. The book value of our mineral properties in Argentina as at December 31, 2025 and 2024 is $4,150,000.

Qualified Person

The disclosure in this Annual Report on Form 10-K of scientific and technical information regarding exploration results for the Huemul Project has been reviewed and approved by SLR, who is an independent, qualified person under S-K 1300.

Internal Controls

We have conducted no exploration work or drill activities since acquiring the property and have no current mineral resources or reserves at the Huemul Project that could be construed as being a potentially economic discovery. Furthermore, we have not commenced exploration of the Huemul Project that involves drilling, sampling, or assaying, and therefore internal controls relating to QA/QC have not been necessary. However, prior to conducting exploration that involves drilling, sampling, assaying, and the reporting of results from those activities, we will establish sampling and analytical QA/QC protocols consistent with industry standards.

Project Location and Access

The Huemul Project is located on the Eastern flank of the Central Andean Cordillera in the Department of Malargüe, Mendoza Province, Argentina. The municipality of Mendoza is located approximately 370 km to the north of the Project. It is the closest town with an international airport and is also the capital and administrative center for the province. Malargüe, with a population of 30,000, is 46 km to the north where there is access to most services, including a regional airport.

Figure 2. Access to Huemul Project

Project Stage

We have conducted no exploration work or drill activities since acquiring the property and have no current mineral resources or reserves at the Huemul Project.

Historical exploration has been conducted on the Huemul Project.

Local Resources, Infrastructure and Physiography

Local Resources

The area is semi-arid to arid. Small streams are ephemeral although larger rivers flow most of the year.

Southern Mendoza is moderately well populated with skilled to unskilled labor available in Malargüe, San Rafael and Mendoza. South of Mendoza Province is the Neuquén Basin, which has a significant petroleum industry; heavy machinery, construction equipment, and operators are readily available in this area.

Infrastructure

The nearest supply point where goods and services, including food, fuel and labor can be obtained is in the town of Malargüe, with a population of 30,000. There are a number of hydro-electric/irrigation projects in the area and power is readily available.

Climate

Annual temperatures range from a winter low of -10°C to summer highs of 30-35°C. Rainfall is low, with snow and rain in the Cordillera in the winter and thunderstorms and local flash floods in the summer. Field work can be carried out essentially year round.

Physiography

Elevations across the entire region vary from 1700 to 2200 masl.

Physiographically, the area consists of rolling topography with low hills and valleys with local steep underlying bedrock forming ridges and scarps.

Natural vegetation consists of drought resistant grasses, small bushes, shrubs and cacti. In larger sheltered valleys and around oases trees are found and in addition to indigenous species, poplar and birch, they have been planted as windbreaks and for firewood.

Property Claims and Option

There are three principal types of mineral concessions in Argentina: exploration permits called “cateos”, mining concessions termed “Manifestación de Descubrimiento” (each, an “MD”), and, exploitation (mining) permits called “Concesións de Explotación” (each, a “Mina”) The Huemul claim package currently consists of seven claims, totaling approximately 27,700 ha, comprising two cateos, three Minas, and two MDs and registered with the Mining Notary in Mendoza Province.

Figure 3. Full List of Huemul Concessions

Name	Claim ID	Year	Area (ha)	Claim Type
Cateo Huemul Norte	02967014-A-22	2022	9,896	Cateo
Cateo Huemul Sur	029665342-A-22	2022	9,740	Cateo
Mina Huemul	18-C-57	1957	114	Mina
Mina Silvana	355-C-96	1996	3,000	Mina
MD Mirano Norte	089866266-C-22	2022	1,856	MD
Mina Carmencita	08987498-C-22	2022	496	Mina
MD Cerro Butalo	3161-E-06	2006	2,599	MD

Geology

Regional geology

The Huemul Project is located in the center of the Late Cretaceous thrust front zone of the Neuquén Basin, Mendoza Province. The geological literature of the Neuquén basin is oriented towards its hydrocarbon potential (Adkins, A.R., 2006).

In a regional sense, and according to Cobbold and Rosello (2003), the Neuquén Basin first formed as a rift basin in the early Mesozoic, when regional extension may have resulted from slow subduction of oceanic crust below the Pacific Margin of South America. The Triassic to Early Cretaceous basin fill, some 5000 m thick, include the main source rock intervals and reservoir rocks for the hydrocarbons. The sedimentary environments of later periods are more enigmatic. Although the Upper Cretaceous sedimentary rocks are regionally abundant and up to 1500 m thick, they are mainly of continental origin and contain few fossils. Cenozoic sedimentary rocks are rare.

Subsequent to deposition of the Mesozoic sedimentary sequences, a continuous tecto-genetic process that began during the Tertiary (Eocene to Miocene), dominated by compressional tectonics, remained active until the late Miocene, when the basin reached its final structural configuration (Guilsano and Pleimling, 1994). They state “as a result of the Tertiary compressive forces, a thrust fold belt was established to the west with a structural platform with almost no deformation to the east.” Widespread volcanic activity took place during the extensional periods between the major orogenic peaks. From the Oligocene until the Quaternary the volcanism spread gradually to the east.

In section at surface open folding dominated but with increasing depth some of the folds steepen and show evidence of reverse faulting along their crests. These reverse faults may mark areas where deeper basin brines and hydrocarbons move upward into the shallower sediments.

The sediments on the property are of the of the Upper Cretaceous Diamante Formation deposited in a high energy fluvial environment. They range from conglomerates through sandstone to local shales. The sedimentary units are typically from a few to tens of meters thick.

Across the property the sediments have been intruded by light grey, coarsely porphyritic andesitic and dacitic dykes and sills of the Lower Miocene Huincán Eruptive Cycle.

Property geology

Structural Geology and Mineralization

The project area can be divided into three sectors with largely similar geology and mineralization. A brief summary of the areas are given below:

●	Huemul Agua — Botada: Diamante Formation sandstones, conglomerates, shales and volcano-clastics striking north south and dipping 20-25[o] to the west in the north and becoming flat lying to the south. There are numerous Tertiary dykes and sills. Alteration consists of local argillization and weak silicification. Mineralization is hosted in the more permeable units and associated with abundant bitumen. Primary ore minerals are pitchblende, mixed sulphide and secondary oxides of copper, uranium and vanadium.

●	Black Zone-Uryco/Rosa-Vega Larga: As with the rest of the property Diamante Formation sediments: conglomerates, sandstones, volcano-clastics and shales. Sandstones pale grey with shales and finer units usually red. Beds are from 1-2 m up to 5-6 m thick striking broadly east-west and dipping shallowly to the south. More permeable units can have up to 15% bitumen. There are minor porphyritic andesitic dykes. Alteration consists of bleaching and moderate to strong argillization. Mineralization is strongly associated with more bituminous units and consists of malachite, azurite, native copper and uranium vanadates. The Black Zone to Vega Larga area extends roughly 4km by 1.5km.

●	Cerro Mirano: Host rocks are the same Diamante Formation sandstones and conglomerates but with numerous porphyritic andesite dykes and sills. These are very distinctive with 30-35% 1cm hornblende crystals. The dikes are emplaced through pre-existing structures such as joints and fractures, with widths of 1 m to 2 m. and there is moderate silification related to the intrusives. Mineralization is present as copper oxides and carbonates (malachite, azurite) and vanadates (carnotite). One of the larger dykes trending NW-SE has various workings along its 200 m strike length and it seems likely the dykes have remobilized mineralizing fluids.

Deposit Types

There are two deposit types developed on the Huemul claim package:

1.	Sandstone uranium deposits with associated vanadium and copper; and

2.	Contact metamorphic copper-silver-uranium+/-vanadium mineralization.

Sandstone Uranium Deposits

Sandstone uranium deposits occur in carbon and/or pyrite-bearing fluvial (less commonly marine), arkosic, medium- to coarse-grained sandstones that contain, are interbedded with and are bounded by less permeable horizons. The primary uranium minerals are predominantly pitchblende, coffinite and, to a lesser extent, uranium-bearing vanadates and phosphates. Uranium is precipitated under reducing conditions caused by the presence of a variety of reducing agents within the sandstones (for example, carbonaceous material, sulphides, hydrocarbons and ferromagnesian minerals such as chlorite. Major known sandstone deposits range in age from Palaeozoic to Tertiary.

With few exceptions, sandstone uranium deposits are of diagenetic — epigenetic, low temperature origin. Groundwater chemistry and migration are instrumental in leaching uranium from source rocks and transporting it in low concentrations to a chemical interface commonly provided by reducing or precipitating agents where it is deposited. Essential parameters that control these processes include a uranium source, host rock lithology and permeability, groundwater chemistry amenable to leaching and transporting uranium, depositional environment, adsorptive/reducing agents and an arid to semi-arid climate.

Impermeable or less permeable strata or other barriers may be instrumental in vertically and laterally channeling uraniferous fluids to favorable sites of deposition, while at the same time prohibiting widespread flushing and dilution of fluids.

Uranium is soluble in large quantities only in its hexavalent state. Therefore, uranium transporting fluids must be sufficiently oxygenated to keep the uranium in solution for transport, but at the same time limited in oxidizing potential so that the reduction and precipitation of uranium generates high enough grades and in sufficiently high quantities to be commercially important. Complexing agents such as carbonate ions are important for enhancing the solubility and mobility of the uranyl ion in neutral to alkaline groundwater in either oxidizing or reducing conditions. A reductant is required to convert (reduce) hexavalent uranium to tetravalent uranium. Many substances have been invoked as uranyl reductants, including partially coalified vegetal matter, woody fragments (coalification not higher than sub-bituminous), amorphous organic matter (humate), petroleum, so-called ‘dead oil’, ‘sour’ natural gas, hydrogen sulphide and pyrite or other sulphides.

The mineralization at Huemul belongs to the tabular and basal channel type and the reducing agents are bitumen and other hydrocarbons in the sandstone units.

Contact Metamorphic Cu-Ag-U Mineralization

There are a number of basic volcanic dykes and sills on the property most notably around the Huemul Mine-Agua Botada area and on Cerro Mirano.

These intrusive bodies have re-mobilized fluids in the sandstone and resulted in the formation of small, presumably originally sulphide, orebodies that have now been oxidized with mixed copper and manganese oxides and to a lesser extent uranium and vanadium oxides.

Exploration History

Historic Exploration

The Argentinian government discovered the Huemul-Agua Botada Zone in 1952 and exploited the deposit between 1955 and 1975. The area was explored with a total of 25,000 m of drilling and 7,000 m of workings. The ore was treated in a concentration plant at the nearby town of Malargüe.

The mine was closed in 1976 with the discovery and development of the Sierra Pintada mine in San Rafael.

EMSA Exploration

In 2005, Calypso Acquisition Corporation, through its wholly owned Argentinian subsidiary Energia Minerals SA (“EMSA”), acquired approximately 20,900 ha around the old Huemul and Agua Botado mines.

Mapping, sampling and airborne geophysics was undertaken and culminated in an IIA in 2007. This was presented and approved by the Ministry of Mines but approval from the Legislature was never forthcoming.

Work continued until 2009 with further mapping and sampling and appears to have ceased in 2009.

IsoEnergy Exploration

IsoEnergy (formerly known as Consolidated Uranium Inc.) undertook mapping and sampling in late 2022 to the end of March 2023.

Drilling

We have conducted no drilling on the Huemul Project since acquiring the property.

Exploration Program Recommendations

The Huemul Project is an early-stage greenfield exploration project which represents an underexplored district where previously mined copper (Cu)-uranium (U)-vanadium (V) mineralization is present alongside a number of other classic sandstone-hosted uranium mineralization prospects.

SLR has proposed a two phase exploration program with a total budget of $714,815 to advance the Huemul Project, beginning in 2025. The two phases of the program are independent of each other. Exploration work can only be undertaken within current granted claims or in areas where we have an agreement with landowners.

The objectives of the exploration program are summarized below:

1	Conduct check sampling and review of historic trench data.

2	Verify the work carried out by the previous operators.

3	Confirm the possibilities of more extensive surficial uranium-copper-vanadium mineralization at Huemul.

Laguna Project

We have an interest in certain mineral concessions located in the Chabut Province of southern Argentina, known as the Laguna Project.

For all references to figures, other citations, and defined terms, please refer to the S-K 1300 Technical Report Summary for the Laguna Salada Project, Chubut Province, Argentina, as Exhibit 96.2 to this registration statement.

Mineral Property Location

Figure 1. Location of the Laguna Project

Legend:
Laguna Salada Claims
Roads/Tracks
Cities/Towns
2,400,000 E
2,600,000 E
2,800,000 E
N
Rio Negro Province
San Matias Gulf
El Maiten
Gastre
Telsen
5,300,000 N
Puerto Madryn
Esquel
CHUBUT Province
Trelew
Rawson
CHILE
Paso de Indios
Las Plumas
Alto Rio Senger
South Atlantic Ocean
Laguna Salada Project
5,100,000 N
Camarones
Alto Rio Senger
SOUTH AMERICA
Argentina
Chubut Province
Sarmiento
Mayo
Comodoro Rivadavia
San Jorge Gulf
4,900,000 N
0 50 100
Kilometres
Santa Cruz Province
2,600,000 E
2,800,000 E
Source: Miller 2024.

SLR

Jaguar Uranium

Laguna Salada Project

Chubut Province, Argentina

Location Map

Ownership Interest

We acquired a 100% indirect interest in the Argentina Projects pursuant to the Argentina Projects SPA. Pursuant to the Argentina Projects SPA, we acquired all of the issued and outstanding shares of 284 Ontario from IsoEnergy on July 19, 2024. The Argentina Projects include Laguna Salada Project located in Chubut Province and the Huemul Project located in Mendoza Province. The book value of our mineral properties in Argentina as at December 31, 2024 is $4,150,000.

Qualified Persons

The disclosure in this Annual Report on Form 10-K of scientific and technical information regarding exploration results for the Huemul Project has been reviewed and approved by SLR, who is an independent, qualified person under S-K 1300.

Internal Controls

We have conducted no exploration work or drill activities since acquiring the property and have no current mineral resources or reserves at the Laguna Project that could be construed as being a potentially economic discovery. Furthermore, we have not commenced exploration of the Laguna Project that involves drilling, sampling, or assaying, and therefore internal controls relating to QA/QC have not been necessary. However, prior to conducting exploration that involves drilling, sampling, assaying, and the reporting of results from those activities, we will establish sampling and analytical QA/QC protocols consistent with industry standards.

Project Location and Access

The Laguna Project is located in the central region of the Chubut Province, approximately 260 km southwest of the town of Trelew and 220 km north of the town of Comodoro Rividavia. Both are regional hubs with airports and essential services. Principal access is by paved Provincial Route 25 for 185 km, which links Trelew with the village of Las Plumas. From Las Plumas, one travels 53 km south on the all-weather, unpaved Provincial Route 48, before turning west onto a farm road for approximately one kilometer to reach the base camp. The Laguna Project is located at 3,401,500 m east and 5,088,500 m north in the Gauss Kruger coordinate system.

The exploration project comprises 28 concessions, totaling approximately 229,978.8 ha.

Project Stage

We have not conducted any exploration work or drill activities since acquiring the property and have no current mineral resources or reserves at the Laguna Project.

Historical exploration has been conducted on the Laguna Project.

Local Resources, Infrastructure and Physiography

Local Resources

Chubut Province is sparsely populated, especially away from the major cities on the coast. The Mártires department, in which the Laguna Project is located, has a surface area of 15,445 km² and has a total population of 800 people of whom 605 live in the town of Las Plumas. The remainder of the population is widely distributed between large, isolated farms. Farms are typically 10,000 ha in extent.

Chubut’s largest city is Comodoro Rivadavia, with a population of approximately 180,000 and located on the coast near the Province’s southern border with Santa Cruz Province. Comodoro Rivadavia has a deep water port. The administrative capital of Rawson, with 40,000 people, is located on the coast in the northeastern part of the province. Puerto Madryn, north of Trelew has a mid-sized, deep water port on the Atlantic Ocean where a 400,000 ton per year aluminum plant, owned by ALUAR, is located. Puerto Madryn and Comodoro Rivadavia have services that support heavy industry related to the aluminum refinery.

Chubut’s economy is heavily dependent on the oil industry and, to some extent, farming and fishing. Oil refining is the mainstay of the economy, principally from offshore fields. Chubut is also one of the principal commercial fishing provinces in Argentina, providing about one-fifth of the national catch. Sheep farming is the main economic activity of the dry interior plain that lies between the coast and the Andes Mountains in the west. Economic activity in the Laguna Project area is largely confined to sheep farming for wool and meat.

Due to the extensive oil industry development in Chubut Province, skilled and semi-skilled personnel are widely available and many people in Las Plumas are currently unemployed, providing a ready pool of potential employees and contractors. Heavy machinery is available if needed.

There is no history of metallic mining in the area; there is some quarrying and extraction of industrial minerals.

The nearest supply point where basic goods and services, including food, fuel, and labor, can be obtained is in the town of Las Plumas. Other services, including heavy machinery, can be obtained from Trelew or Puerto Madryn.

Infrastructure

The Rio Chubut to the northwest and the Rio Chico to the southeast flow throughout the year, however, all other smaller stream and rivers are ephemeral.

The nearest supply point where basic goods and services, including food, fuel, and labor, can be obtained is in the town of Las Plumas. Other services, including heavy machinery, can be obtained from Trelew or Puerto Madryn.

Exploration campaigns require the establishment of a fully serviced camp on the property.

There is a major hydro-electric project 35 km to the northeast at Dique Florentino Ameghino on the Rio Chubut.

Physiography and Climate

The Laguna Salada area is an exceedingly flat gravel plain with the only relief coming from isolated basement highs and incised valleys from the larger rivers in the region.

Natural vegetation consists of sparse grass cover and drought resistant small bushes and shrubs.

The Laguna Project is located on a large, northeast-trending, 10 km by 20 km gravel-topped mesa that is dissected by shallow, ephemeral and dry stream beds that drain westwards and north-westwards into a confined, shallow, saline lake bed located on the western margin of the concession area. The lake bed is only temporarily covered with water after occasional rains. There are isolated hills of underlying basement rocks projecting through this gravel cover.

The mesa is bounded to the northwest by the valley of the Rio Chubut and to the southeast by the valley of the Rio Chico.

Elevations across the entire region vary from 200 masl to 400 masl, averaging approximately 300 masl.

The climate in the region is characterized as arid to semi-arid with annual temperatures ranging from a winter low of -5°C to summer highs of 20°C to 25°C. Rainfall is low and sporadic throughout the year with an average rainfall of approximately 200 mm per year, falling as snow in June and July. The area is characterized by strong winds.

Field work can be carried out essentially year-round, although care needs to be taken in midwinter as the roads may become waterlogged and impassable.

Property Claims and Option

The Laguna Project currently consists of 39 claims, totaling approximately 236,435.75 ha, comprising 20 cateos and 19 MDs registered with the Mining Notary in Chubut Province.

Figure 2. Details of the Number, Type and Area Covered by Concessions that Constitute the Laguna Project

NAME	CLAIM ID	YEAR	AREA (ha)	CLAIM TYPE	TITLE HOLDER
GAP 1	16362	2013	10,000.01	Cateo	2847312 Ontario Inc.
GAP 2	16363	2013	9,994.93	Cateo	2847312 Ontario Inc.
GAP 3	16955	2022	9,994.11	Cateo	2847312 Ontario Inc.
GAP 4	16956	2022	9,951.69	Cateo	2847312 Ontario Inc.
GAP 5	16957	2022	9,877.20	Cateo	2847312 Ontario Inc.
HORQUETA 1	16119	2011	10000	Cateo	2847312 Ontario Inc.
HORQUETA 2	16120	2011	10000	Cateo	2847312 Ontario Inc.
HORQUETA 3	16150	2012	10000	Cateo	2847312 Ontario Inc.
HORQUETA 4	16151	2012	10000	Cateo	2847312 Ontario Inc.
HORQUETA 5	16152	2012	9,899.01	Cateo	2847312 Ontario Inc.
HOPE 1	15280	2007	6000	Cateo	2847312 Ontario Inc.
HOPE 2	15281	2007	5989.57	Cateo	2847312 Ontario Inc.
HOPE 3	15282	2007	2400	Cateo	2847312 Ontario Inc.
HOPE 4	16994	2022	9,372.40	Cateo	2847312 Ontario Inc.
LAGO SECO	15222	2007	3,442.52	Cateo	2847312 Ontario Inc.
LAGO SECO 2	15229	2007	9,998.06	Cateo	2847312 Ontario Inc.
LAGO SECO OESTE	15576	2009	5165.66	Cateo	2847312 Ontario Inc.
LAGO SECO SUR	15623	2009	9,991.11	Cateo	2847312 Ontario Inc.
LA ROSADA	16160	2012	9997.93	Cateo	2847312 Ontario Inc.
NORTE	15800	2010	9,891.62	Cateo	2847312 Ontario Inc.
SUSANA	16553	2015	7000	MD	2847312 Ontario Inc.
MDLS I	17344	2025	2500	MD	2847312 Ontario Inc.
MDLS II	17345	2025	3362	MD	2847312 Ontario Inc.
LAGO SECO II	17334	2025	3377.44	MD	2847312 Ontario Inc.
GUANACO I	15496	2008	4,009.41	MD	2847312 Ontario Inc.
GUANACO II	15497	2008	6,959.16	MD	2847312 Ontario Inc.
GUANACO III	15498	2008	5,559.63	MD	2847312 Ontario Inc.
GUANACO IV	15657	2009	3,194.56	MD	2847312 Ontario Inc.
GUANACO V	15873	2010	3,967.14	MD	2847312 Ontario Inc.
GUANACO VI	15874	2010	3,949.56	MD	2847312 Ontario Inc.
GUANACO VII	15875	2010	3,679.01	MD	2847312 Ontario Inc.
HOPE I	17264	2025	2300	MD	2847312 Ontario Inc.
HOPE II	17263	2025	2500	MD	2847312 Ontario Inc.
HOPE III	17265	2025	2263.29	MD	2847312 Ontario Inc.
HOPE IV	17266	2025	2263.29	MD	2847312 Ontario Inc.
HOPE V	17298	2025	1896.36	MD	2847312 Ontario Inc.
HOPE VI	17299	2025	1896.36	MD	2847312 Ontario Inc.
HOPE VII	17300	2025	1896.36	MD	2847312 Ontario Inc.
HOPE VIII	17301	2025	1896.36	MD	2847312 Ontario Inc.

Figure 3. Location of the Concessions constituting the Laguna Project shown on a Satellite Image (Cateos are shown in red and MDs in blue)

3,375,000 E
3,400,000 E
3,425,000 E
3,450,000 E
3,475,000 E
5,150,000 N
5,125,000 N
5,100,000 N
5,075,000 N
N
CHUBUT PROVINCE
La Rosada
Horqueta 5
Horqueta 3
Horqueta 4
Horqueta 1
Horqueta 2
Laguna Salada Project
Guanaco I
NORTE
Guanaco V
Guanaco VI
Gap 1
Guanaco II
Hope 1
Gap 2
Guanaco III
Guanaco IV
Hope 2
Lago Seco Oeste
Lago Seco
Guanaco VII
Lago Seco 2
Gap 3
Hope 3
Gap 4
Lago Seco Sur
Hope 4
Susana
Gap 5
Elevation (m)
1,099
1,013
930
849
771
695
622
552
484
420
358
300
246
195
148
106
69
38
13
0
SLR
Legend:
Laguna Salada Claims
Digital Elevation Model
0 5 10 15 20 25
Kilometres
Jaguar Uranium
Laguna Salada Project
Chubut Province, Argentina
Laguna Salada Claim Map

Source: Miller 2024.

Geology

Regional geology

The Laguna Project is located near the western edge of the Cretaceous San Jorge Basin, which covers most of Chubut Province. The substratum of the San Jorge Basin consists of a sequence of sedimentary, metamorphic, intrusive, and volcanic rocks of Paleozoic and Triassic age that are overlain by the Jurassic volcanic complex of the Marifil Formation. The Jurassic sequence covered a large part of the area that is now covered by the San Jorge Basin with a thick sequence of ignimbrites and rhyolitic lava flows that is exposed in outliers and in the floors of some of the deeper valleys in the project area.

The basal part of the San Jorge Basin consists of conglomerates and sandstones of the Cretaceous Puesto Manuel Arce Formation. These are in turn, overlain by the littoral marine sandstones and interlayered mudstones of the Early Tertiary Salamanca Formation that is interpreted to have accumulated during one of the last marine transgressions by the Atlantic Ocean (Sylwan, 2001).

In the Laguna Project area, the Puesto Manuel Arce and Salamanca Formations are unconformably overlain by Quaternary strata of fluvial and alluvial origin that constitute the Pleistocene Pampa de Arroqui (or Montemayor) Formation and the Holocene Gran Laguna Salada Formation. The Pampa de Arroqui Formation consists of layers of unconsolidated gravel with a sandy to silty matrix. Clasts are well-rounded, moderately well sorted and mainly volcanic in origin. These gravels constitute an outwash plain that marks the migration of the course of the Rio Chico River through Quaternary times. This outwash plain, located to the east of the Andes Mountains, is vast, measuring many tens of thousands of square kilometers in extent, and is now being dissected by the active ephemeral stream system that feeds into the south bank of Rio Chico.

The Gran Laguna Salada Formation is restricted to an area several tens of square kilometers in extent on the east flank of the saline lake called the “Laguna Salada” that lies near the western edge of the project area. This formation is Holocene in age and consists of a polylithic, matrix-supported gravel in which the matrix is fine-grained sand and silt. Discontinuous, 20 cm to 30 cm thick gypsum beds occur within the gravel sequence. The Gran Laguna Salada Formation is interpreted to have accumulated in the depocenter of the Gran Laguna Salada from material eroded from the Pampa de Arroqui Formation.

Property geology

Uranium mineralization in the Laguna Project has been encountered in terraces on the north bank of the Rio Chico, one of the principal rivers in the region that flows northeastwards into the Rio Chubut. Jurassic rocks of the Marifil Formation are exposed in the most deeply incised areas adjacent to the river and as inliers to the southwest and immediately west of the Laguna Salada Lake.

Cretaceous rocks in the Laguna Project are represented by tuffs and fine-grained sandstones that are exposed as inliers immediately to the north, west and southwest of the property. Cretaceous sandstones and interbedded green to brown siltstones of the Puesto Manuel Arce Formation are concentrated in the western part of the property package. These strata are overlain in the central and eastern part of the property by sandstones and interlayered greenish mudstones of the Salamanca Formation, which prior drilling, identified as being approximately 30m thick in the Project area.

In the central part of the Project area, the Salamanca Formation is exposed in an elongate, north-trending inlier that separates Pleistocene strata in the east from younger Holocene strata in the vicinity of the Laguna Salada Lake to the west. The north-trending inlier forms a palaeochannel on which the north- and west-flowing Holocene drainages were superimposed.

A Quaternary terrace of the Rio Chico river system lies to the east of the north-trending paleochannel, constituting a mesa that is hundreds of square kilometers in extent. This “Eastern Mesa” consists of the Pleistocene Pampa de Arroqui Formation, which is an unconsolidated gravel unit that rests on a generally planar basal contact that is occasionally interrupted by erosional channel features into the underlying Salamanca Formation. Gravels of the Pampa de Arroqui Formation are clast- and matrix-supported and are arranged in crude, planar beds interlayered with cross-bedded sand beds and lenses of sand. Clasts consist mainly of volcanic rocks including rhyolite, andesite and basalt. The matrix consists of sand with some interstitial silt and is partially and patchily cemented with calcite and or gypsum. The “Guanaco” mineralized area is located on the west side of the Eastern Mesa.

The west side of the north-south orientated palaeochannel (that exposes the Salamanca Formation) forms part of an extensive, fault-related depression in which the Laguna Salada Lake is located. This area has a mesa-like morphology and is called the “Western Mesa,” The Western Mesa consists of gravels and sands of the Gran Laguna Salada Formation which has a geomorphology and facies distribution typical of an alluvial fan that is now being dissected and eroded by the present ephemeral stream system. Gravels of the Gran Laguna Salada Formation are clast-and matrix-supported and have a silty matrix. Clasts are similar in composition to those of the Pampa de Arroqui Formation. The “Lago Seco” area of mineralization is located on the eastern edge of the Western Mesa.

●	Guanaco Area: The Guanaco area lies in the Eastern Mesa where the surface of the terrace slopes slightly westwards. Mineralization has been identified over an area of approximately 40 km square in Pleistocene gravels of the Pampa de Arroqui Formation. The gravel unit, which is 3 m to 6 m thick in the mineralized area, has a generally planar basal contact that is occasionally interrupted by erosional channel features scoured into the underlying green to brown siltstones of the Salamanca Formation. The gravel sequence is covered by a layer of carbonate-rich soil that is typically unmineralized and is 20 cm to 40 cm thick. The unconsolidated, clast- and matrix-supported gravel unit is arranged in crude, planar beds interlayered with sandy beds. The matrix consists of sand with some interstitial silt and powdery calcareous minerals and is partially and patchily cemented with gypsum. The uranium-vanadium mineralization of this area is evident as greenish and yellow staining in the sand and carbonate matrix of the gravel and as partial rims on clasts.

●	Lago Seco Area: Mineralization in the Lago Seco Area extends for tens of square kilometers along the eastern side of the Western Mesa which slopes gently westward toward the topographic depression in which the Laguna Salada Lake lies. Uranium-vanadium mineralization occurs in the interlayered gravel and sand facies of the Gran Laguna Salada Formation which is 2 m to 4 m thick in the area of interest and lies unconformably on the greenish mudstones and sandstones of the Salamanca Formation and partially on sandstones and gravels of the Puesto Manuel Arce Formation. The gravel unit is partially covered by unmineralized calcareous soil up to 30 cm thick. The main lithology constituting the Gran Laguna Salada Formation is matrix- and clast-supported gravel with rounded pebbles up to 5 cm in diameter. The matrix consists of sandy silt with powdery calcite and gypsum. Discontinuous layers of massive gypsum up to 30 cm thick occur in some parts of the Lago Seco Area. The nature and composition of the mineralization is similar to that of the Guanaco area.

●	Buried Lake Area: Buried Lake refers to a different style of mineralization located in the northern part of the Guanaco area and is observed at the unconformity between the Pampa de Arroqui Formation and the underlying Salamanca Formation. Mineralization is concentrated near the base of the gravel, on the unconformity surface and in fractures in mudstone in the underlying Salamanca Formation.

●	La Rosada Area: La Rosada Target (La Rosada) is in the northeastern part of the Project area, located approximately 45 kilometers from the Laguna Salada historical mineral resource. The country-rock of La Rosada area is composed of a sequence of acidic volcanic rocks and unconsolidated sediments. The stratigraphic sequence is composed by rhyolitic lava flows (Mesozoic-Jurassic) of the Marifil Formation (volcanic complex), marine and transitional sediments, unconsolidated gravel sandy fossil rich (Mesozoic, Cretaceous) of the Salamanca Formation, paleochannel sediments, unconsolidated gravel with sandy matrix (Cenozoic-Paleogene) of the Salamanca Formation and a sequence of unconsolidated sandy conglomerates (Neogene-Pleistocene) of the Arroqui Formation. In the central part of the project, paleochannels show an east-west, southeast-northwest trend. The main alteration basement volcanics in the area is early silica (SIL1) and silica-clay (SIL-CLY) along fractures.

Mineralization

The uranium mineralization of the Laguna Project is related to “caliches”, which is the partial cementation of the host by calcium carbonates. “Caliche” and “calcrete” type uranium deposits are surficial uranium deposits found in semi-desert environments. Caliche-type uranium deposits differ from calcrete-type uranium deposits in that they typically occur in unconsolidated clastic sediments such as gravel, as opposed to cemented sediments in the case of calcrete-type uranium deposits.

There are three principal styles of uranium-vanadium mineralization that have been identified at Laguna Salada as follows.

●	Of principal economic interest is a tabular, gently undulating layer that contains yellow-green uranium-vanadium minerals at shallow depth within unconsolidated, sandy gravel. This style of mineralization occurs in the Guanaco and Lago Seco areas in gravel-dominated clastic facies of different ages — Pleistocene at Guanaco and Holocene at Lago Seco. Powdery and finely crystalline uranium-vanadium minerals occur between the grains in the sandy matrix of the gravel and also as partial coatings on sand grains and clasts. Carnotite (K2(UO2)2(VO4)2.3H2O) is the dominant uranium-vanadium mineral and has a variable habit from slightly cohesive to compact masses of crystals.

●	The second style of mineralization is found in the “Buried Lake” area where carnotite straddles the unconformity between the gravel sequence and the underlying, organic-rich mudstones. Mineralization within this layer occurs in interstices in the sandy matrix and on pebbles in the gravel as well as within cracks and associated with organic material in the underlying mudstone. The true potential of this style of mineralization at Laguna Salada is undefined currently.

●	In the Pescado Prospect at La Rosada, uranium-vanadium mineralization is not restricted to the paleochannels and is also present in the strongly altered rhyolite basement itself with mineralization indicated as yellow-green carnotite presented disseminated in the matrix of weathered remnants of the rhyolite. Shallow mineralization of this style is open in at least two directions.

Deposit Types

Uranium-vanadium mineralization in the Laguna Project has the principal characteristics of surficial uranium deposits according to the classification of Toens et al., 1984.

Surficial deposits comprise approximately 4% of the world’s uranium resources (WNA, 2009). These deposits are typically tabular bodies of mineralization that are located in close proximity to the surface. They are typically located in sequences of Tertiary to Recent age in fluvial, alluvial and eolian clastic sediments and associated playa lake facies.

Uranium in surficial deposits is thought to have been leached from such source rocks and transported to the site of deposition in the younger sediments by groundwater flow.

Examples of surficial uranium deposits are Yeelirrie and Lake Maitland in Western Australia and Langer Heinrich and Trekkopje in Namibia (WNA, 2009). A close analogy is apparent with the Tubas Red Sand deposit in Namibia, in which carnotite mineralization occurs in free-digging aeolian sand adjacent to a paleochannel.

The current conceptual model for the mineralization in the Laguna Salada Project is as follows:

●	Uranium was derived from fertile source rocks such as rhyolites in the Jurassic basement and older uranium accumulations. Uranium was transported in solution by oxidized meteoric waters that flowed through the permeable, conglomeratic terraces of the Rio Chico.

●	Vanadium is likely to have been derived from the mudstones of the underlying Salamanca Formation. Samples from the mudstone contained up to 600 ppm vanadium, showing that the mudstones are a viable source for the vanadium-bearing fluids at Laguna Salada.

●	These minerals deposited together because of evaporation causing an increase in their concentration in the near-surface environment, resulting in a blanket-like, near-surface layer of mineralization.

●	Mineralization in the Pampa de Arroqui Formation may have been eroded and leached and subsequently precipitated in the younger Gran Laguna Salada Formation in the Holocene depocenter.

A different style of mineralization is encountered in the basement at La Rosada with carnotite occurring in fractures in the volcanic sequence.

The volcanics are argillically altered and it is unclear whether this mineralization is coincident with the mineralization that has precipitated in caliches in the Quaternary gravels, albeit in a different host rock, or may even be the source for the surficial uranium mineralization in the gravels.

Exploration History

Historical Exploration for Uranium

Reconnaissance work on Laguna Salada was first conducted in 2007 by Mega with the aim of confirming anomalies detected in a 1978 airborne radiometric survey undertaken by CNEA. U3O8 Corp. acquired this Project from Mega in April 2010 and immediately undertook metallurgical test work.

Exploration from 2008 onwards primarily focused on the Guanaco and Lago Seco claims, in the southwestern part of the property, with an initial mineral resource estimate completed by Coffey Mining Pty Ltd. (Coffey) in 2011 (Coffey 2011) and a PEA completed in 2014 (Tenova 2014). Limited reconnaissance sampling was also carried out at La Rosada and the Horqueta claims, approximately 45 km to the northeast, and at the Susana claims to the south.

Mineralization has also been discovered in the La Rosada and La Susana areas in the Laguna Project area.

Uranium and vanadium at Laguna Salada were initially discovered along the edge of the gravel mesas where the mineralized layer is exposed from beneath a typically barren gravel cap. It was only with trenching and pitting in the interior of the mesas that the extent of the mineralization became clear at Laguna Salada. Similar mineralization is evident in the La Susana area, where the uranium-vanadium bearing layer has been traced along the western and eastern edges of the mesa, approximately 10 km to 15 km apart.

The Laguna Project was acquired by IsoEnergy in 2021, and a mapping and sampling program was carried out in 2022.

Environmental Considerations

Environmental Impact Assessments (“EIA”s) are required as part of the process of maintaining exploration and mining concessions in good standing with the Provincial Mining Directorate (“PMD”). An initial EIA is required before field work is permitted on a concession and an update to the EIA is required when the approximate location and number of planned trenches and/or bore holes has been established from initial exploration. The updated EIA requires approval by the PMD before the planned trenching and/or drilling can commence.

SLR is not aware of any environmental liabilities on the property. We have all required permits to conduct the proposed work on the property. SLR is not aware of any other significant factors and risks that may affect access, title, or the right or ability to perform the proposed work program on the property

Drilling

We have not conducted any drilling on the Laguna Project since acquiring the property.

Mega drilled 57 RC bore holes for 1,561 m in the Laguna Project in 2008. 15 of these holes were relatively deep (average bore hole length was 80 m) with the objective of exploring for mineralization in favorable stratigraphic units beneath the unconsolidated gravel beds. 42 shallow holes (maximum 10 m depth) were drilled in three principal target areas of the Project area to explore the shallow, caliche-style of mineralization.

This drilling was effective in providing a means of using a downhole Mount Sopris spectrometer to estimate the grade of U3O8; however, the accuracy of these estimates suffered from variable disequilibrium over the Laguna Project area.

Diamond and RC drilling were unsuccessful in providing samples for assay due to poor recoveries from the unconsolidated gravels. These factors, combined with the fact that the most economically attractive style of mineralization in the Laguna Project is the near-surface caliche layer, rather than mineralization located at the deeper unconformity, led to a decision to abandon drilling; all further exploration was done by trenching and pitting.

Vibrosonic drilling may provide a means of recovering material adequate for representative geochemical assaying in the future.

Exploration Program Recommendations

We have proposed a two-phase exploration program with a total budget of approximately $1,900,000 to advance the Laguna Project. The two phases of the program are independent of each other. SLR has reviewed the 2025 program proposed by the Company and is of the opinion that it is a reasonable approach to the advancement of the Laguna Project. Exploration work can only be undertaken within current granted claims or in areas where Jaguar has an agreement with landowners.

The objectives of the exploration program are summarized below:

1.	Acquire proper exploration permits, renegotiate surface access agreements with current landowners, and pursue acquisition of small government concession area located south of the Guanaco VII and north of the Hope 4 concessions.

2.	Conduct check sampling and review of historical trench data, verify the work carried out by the previous operators, and confirm the possibilities of more extensive surficial uranium-vanadium mineralization at Laguna Salada.

3.	Perform trench versus drilling sampling study to determine most appropriate method for advancing the Project.

Item 3.	Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any member of our management team in their capacity as such.

Item 4.	Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Name	Age	Title
Steven Gold	46	President, Chief Executive Officer and Director
William Avery	44	Chief Financial Officer

Steven Gold has served as our President and Chief Executive Officer since May 21, 2024. Prior to this, he held the position of Chief Financial Officer, starting on December 10, 2023. He has also served as a director since January 1, 2024. Mr. Gold has nearly 25 years of capital markets experience in the natural resources sector, having held various positions in the investment industry across both the buy and sell sides with Tier-1 funds and brokerages. Prior to serving at the Company, during 2023, Mr. Gold had been offering corporate development and investor relations consultancy to junior natural resource companies on a contractual basis. Between 2021 and 2023, Mr. Gold served as the vice president of corporate development at Collective Mining Corp. Between 2018 and 2021, Mr. Gold took a temporary leave of absence due to personal obligations. Previously, between 2012 and 2018, he served as the CFO of Energold Drilling Corp. In addition, Mr. Gold held senior officer roles at various junior and mid-level global mining-sector companies with a focus on Latin America and Africa. Mr. Gold is a Director of Fusion Fuel Green PLC, a U.S.-listed public company. Mr. Gold received his Bachelor’s degree in Industrial Relations from McGill University in 2001 and his CFA designation from CFA Institute in 2006.

William Avery has served as our Chief Financial Officer since June 1, 2024. Since September 2023 Mr. Avery has been operating his own wholly-owned business, Avery Professional Corporation, through which provides CFO consulting services. While providing consultancy to companies, Mr. Avery is also named as the Chief Financial Officer of PharmAla Biotech Holdings Inc., a Canadian public company. Mr. Avery has nearly 20 years of experience in public accounting and corporate finance, including eleven years as a partner at MNP LLP, a leading national accounting firm in Canada. From 2016 to 2023, he served as the Regional Public Companies Leader in Toronto, Ontario, where he specialized in helping companies go public in both the United States and Canada, as well as cross-listing, across a wide variety of industries. Prior to that, he held the position of Human Capital Leader in Mississauga, Ontario, from 2014 to 2016. Mr. Avery is a CPA (Canada) and CPA (New York) with expertise in U.S. GAAP and IFRS. Since leaving public accounting, he has worked as CFO and financial consultant to both private and public companies, providing strategic financial leadership to businesses pursuing public listings. Mr. Avery has received his Honors Arts Accountancy Coop and Post-Baccalaureate Diploma in Accounting from University of Waterloo in 2005.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is traded on the NYSE American LLC under the symbol “JAGU”.

Holders

At March 27, 2026, there were 92 holders of record of the Company’s Class A common shares.

Dividends

To date, the Company has not paid dividends on its common stock nor does it anticipate that it will pay dividends in the foreseeable future. As of December 31, 2025, the Company does not have any preferred stock outstanding that has any preferential dividends.

Securities Authorized for Issuance under Equity Compensation Plans Information

The number of common shares to be issued upon exercise of outstanding stock awards is 858,000 and the number of common shares remaining available for future issuance under the Company’s equity compensation plans (excluding the common shares to be issued upon exercise of outstanding stock awards) is 1,161,377.

Purchases of Equity Securities by the Issuer and the Affiliated Purchasers

None.

Unregistered Sales of Equity Securities

Set forth below is information regarding all securities sold by the Registrant since December 16, 2022, the offer and sale of which were not registered under the U.S. Securities Act of 1933, as amended (the “Securities Act”).

(a)	Common Shares

1.	On December 16, 2022, in connection with the Registrant’s incorporation, the Registrant issued 100 Common Shares at a price of $0.01 per share for gross proceeds of $1.00. These Common Shares were returned and cancelled on December 20, 2023.

2.	On May 16, 2023, the Registrant issued 990,000 Common Shares at a price of $0.10 per share for gross proceeds of $99,000.

3.	On September 21, 2023, the Registrant issued 10,000 Common Shares at a price of $0.10 per share for gross proceeds of $1,000.

4.	On December 8, 2023, the Registrant issued 500,000 Common Shares at a price of $0.10 per share for gross proceeds of $50,000.

5.	On December 20, 2023, the Registrant issued 2,000,500 units at a price of $0.20 per unit for gross proceeds of $400,100. Each unit consists of one Common Share and one warrant, each exercisable into one Common Share at an exercise price of $1.00 per share, expiring on December 14, 2026.

6.	On December 20, 2023, the Registrant issued 150,000 Common Shares at a price of $0.20 per share for gross proceeds of $30,000, which were received in 2024.

7.	In January 2024, the Registrant issued 1,116,200 Common Shares at a price of $2.00 per share for gross proceeds of $2,232,400.

8.	On March 15, 2024, the Registrant issued 80,000 Common Shares at a price of $2.00 per share for gross proceeds of $160,000, of which 25,000 shares were used to settle an outstanding debt obligation.

9.	On April 8, 2024, the Registrant issued 1,211,687 Common Shares to Green Shift Commodities Ltd. at a price of $2.00 per share as part of the acquisition of Berlin (BVI) Limited and Gaia Energy. On the same day, the Registrant issued another 291,667 common shares at a price of $2.00 per share for gross proceeds of $583,334.

10.	On April 15, 2024, the Registrant issued 187,916 Common Shares at a price of $4.00 per share for gross proceeds of $751,666.

11.	On July 19, 2024, the Registrant closed on the acquisition of 2847312 Ontario Inc. (Sucursal Argentina) by issuing 2,000,000 Common Shares at a price of $5.00 per share.

12.	On September 27, 2024, the Registrant issued 8,000 Common Shares at a price of $5.00 per share for total proceeds of $40,000.

13.	On January 15, 2025, the Registrant issued 70,000 units at a price of $5.00 per unit for gross proceeds of $350,000. Each unit consists of one Common Share and one warrant, each exercisable into one Common Share at an exercise price of $5.05 per share, expiring on January 15, 2028.

14.	On June 17, 2025, the Registrant issued 396,000 Common Shares at a price of $1.00 per share as a result of the exercise of 396,000 warrants for a total proceeds of $396,000.

15.	On July 15, 2025, the Registrant issued 27,000 Common Shares at a price of $1.00 per share as a result of the exercise of 27,000 warrants for a total proceeds of $27,000.

16.	On July 21, 2025, the Registrant issued 15,000 Common Shares at a price of $5.00 per share for a total proceeds of $75,000.

17.	On September 5, 2025, the Registrant issued 3,000 Common Shares at a price of $5.00 per share for a total proceeds of $15,000.

(b)	Warrants

On December 20, 2023, the Registrant issued 2,000,500 warrants as part of the unit offering described above, each exercisable into one Common Share at an exercise price of $1.00 per share, expiring on December 14, 2026.

On January 15, 2025, the Registrant issued 70,000 warrants as part of the unit offering described above, each exercisable into one Common Share at an exercise price of $5.05 per share, expiring on January 15, 2028.

On June 17, 2025, the Registrant issued 1,188,000 new warrants exercisable at $5.05 per share and expiring on June 17, 2028 as a result of an incentive program pursuant to a board resolution dated May 20, 2025. The incentive program is to encourage early warrant exercises in advance of its public listing. Under this program, holders who exercised their warrants received three additional warrants for each warrant exercised, each exercisable into one Common Share at a price of $5.05 per share, expiring three years from the date of issuance. In addition, if a holder exercised more than 10% of their warrants, the expiry date of their remaining unexercised $1.00 warrants was extended to December 14, 2029. As a result of this program, 1,362,833 warrants had their expiry date extended from December 14, 2026 to December 14, 2029.

(c)	Options

1.	On March 15, 2024, the Registrant granted 180,000 stock options with an exercise price of $2.00 per share. The options expire on March 15, 2029.

2.	On June 18, 2024, the Registrant granted 90,000 stock options with an exercise price of $4.00 per share. The options expire on June 18, 2029.

3.	On June 30, 2024, the Registrant granted 320,000 stock options with an exercise price of $4.00 per share. The options expire on June 30, 2029.

4.	On August 28, 2024, the Registrant granted 25,000 stock options with an exercise price of $5.00 per share. The options expire on August 28, 2029.

5.	On September 25, 2024, the Registrant granted 243,000 stock options with an exercise price of $5.00 per share. The options expire on September 25, 2029.

The stock options were granted under the Registrant’s stock option plan.

(d)	Convertible Note

On June 26, 2025, the Registrant issued a convertible promissory note in the principal amount of $150,000, maturing on June 26, 2027. The note is convertible, at the option of the holder or mandatorily upon the Registrant’s listing on a recognized North American stock exchange, into units of the Registrant at a conversion price equal to the lesser of $5.00 per share or a 25% discount to the Offering Price. Each unit consists of one Common Share and one warrant exercisable into one Common Share at $5.00 per share for a period of three years from the date of issuance.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The Registrant believes the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with the Registrant, to information about the Registrant. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds

On February 11, 2026, we sold 6,250,000 Common Shares in connection with our IPO, at a public offering price of $4.00 per share for an aggregate offering price of $25,000,000. The offer and sale of the Common Shares in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-292006), which was declared effective by the SEC on January 30, 2026. The managing underwriter of our initial public offering was Titan Partners, a division of American Capital Partners. The net proceeds, after deducting the underwriting discounts and commissions and offering expenses payable by the Company, was approximately $20.4 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common shares or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

There has been no material change in the planned use of proceeds from the initial public offering as described in our final prospectus dated February 11, 2026 filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from its management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements”, “Risk Factor Summary” and “Risk Factors” in this Annual Report on Form 10-K. The Company assumes no obligation to update any of these forward-looking statements, unless required to do so by applicable law.

The discussion that follows includes a comparison of the Company’s results of operations and liquidity and capital resources for the fiscal years ended December 31, 2025 and 2024. The Company has elected to omit discussion of the earliest of the three years covered by the consolidated financial statements presented. For a discussion and analysis of fiscal year ended December 31, 2023 and of changes from the fiscal year ended December 31, 2024 to the fiscal year ended December 31, 2023, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s prospectus filed with the SEC on February 11, 2026.

Overview

We are a uranium exploration and development company focused on uranium discoveries. We are a junior miner engaged in uranium exploration. Our portfolio is comprised of two uranium exploration projects in Argentina and one exploration project in Colombia.

We maintain significant land holdings in Colombia and Argentina, which offer substantial exploration potential. Our Properties are located within mining-friendly jurisdictions and are supported by established infrastructure.

From inception in December 2022 through the present date, we have focused on acquiring properties and conducting exploration work on them, with the goal of building a larger aggregate uranium and REE resource. We intend to regularly consider acquisitions of other uranium and critical metal assets across Latin America. To execute our business strategy, we will require substantial additional financial resources, including amounts necessary to fund our planned exploration program at our Properties. See the information under the heading “Risk Factors — Risks Related to Our Financial Conditions — Significant additional capital is required to fund our business plan.” and “Risk Factors — Risks Related to Our Business — Our operations are capital intensive, and we will require significant additional financing to acquire additional uranium resource properties and projects and to pursue exploration, development, and mining operations on our existing uranium projects” in this Annual Report on Form 10-K for more information.

We have not yet generated any income. Our expenses for the year ended December 31, 2025 totaled $2,330,563, including approximately $503,849 in professional fees (including legal fees, auditor fees, and accounting fees); $1,543,486 in general and administrative expenses; $277,744 in exploration and evaluation expenditures; and, $5,484 in depreciation. Our expenses for the year ended December 31, 2024 totaled $7,341,652, including approximately $787,994 in professional fees (including legal fees, auditor fees, and accounting fees); $1,432,236 in general and administrative expenses; $1,497,523 in exploration and evaluation expenditures; $3,620,449 in mineral properties impairment; and, $3,450 in depreciation.

To date, our ongoing operations have been financed by the sale of equity securities by way of private placements. We believe that we will be able to secure additional financings in the future, but there can be no assurance that such financing will be available to us in sufficient amounts, on attractive terms, on a timely basis, or at all. See the information under the heading “Risk Factors — Risks Related to Our Financial Conditions — Significant additional capital is required to fund our business plan.” and “Risk Factors — Risks Related to Our Business — Our operations are capital intensive, and we will require significant additional financing to acquire additional uranium resource properties and projects and to pursue exploration, development, and mining operations on our existing uranium projects” in this Annual Report on Form 10-K for more information. During the balance of 2026, we anticipate that we will continue our exploration and development of mineral interests, secure and maintain title to properties with the goal upon achieving future profitable production. There is no assurance that we will succeed in this endeavor, achieve revenues in the future, achieve revenues that exceed the cost of our expense in the future, or generate a profit, taking into account our expenses.

Results of Operations

Years ended December 31, 2025 and 2024

The following financial data is derived from, and should be read in conjunction with the Annual Financial Statements. A summary of the Company’s operating results for the years ended December 31, 2025 and 2024 are as follows:

	Year ended December 31, 2025	Year ended December 31, 2024
REVENUE	$—	$—

OPERATING EXPENSES:
General and administrative expenses	1,543,486	1,432,236
Legal and professional fees	503,849	787,994
Mineral properties impairment	—	3,620,449
Depreciation	5,484	3,450
Exploration and evaluation expenditures	277,744	1,497,523
TOTAL OPERATING EXPENSES	2,330,563	7,341,652

OTHER INCOME AND EXPENSES
Interest and other (income) expense	941	(370,215)
Foreign exchange (gain) loss	(16,983)	(149,547)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	2,314,521	6,821,889

Deferred tax recovery	—	(1,059,914)

NET LOSS AND COMPREHENSIVE LOSS	$2,314,521	$5,761,975

The following is an analysis of the Company’s operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. Significant items contributing to the loss incurred during such period were as follows:

●	General and administrative expenses totaling $1,543,486, compared to $1,432,236 for the year ended December 31, 2024, mainly consisting of: $670,488 of share-based payments and $674,763 of cash compensation to consultants, directors and officers (2024 – $1,165,447); $10,617 in travel costs (2024 – $125,790); and other miscellaneous general and administrative expenses amounting to $187,618 (2024 – $140,999). The increase in these expenses are due to the accrual of $225,000 of management bonuses for December 31, 2025, which were offset by a decrease in travel costs as the Company curtailed expenditures to focus on completing the IPO.

●	Legal and professional fees for the year ended December 31, 2025 were $503,849 compared to $787,994 for the year ended December 31, 2024, mainly consisting of: $150,880 of audit and accounting fees (2024 – $192,085), which fees were incurred to obtain audits and interim reviews for all entities (2024 - $192,085); $75,598 of bookkeeping and financial consulting fees (2024 – $101,176), which relate to fees paid for the Company’s bookkeeper as well as fees paid to external financial consultants for preparing for and managing the audit and accounting functions; $277,371 of legal fees (2024 – $481,736), which primarily relate to fees paid for securities counsel as part of pursuing the filing of a registration statement with the SEC, as well as ordinary corporate counsel fees. The decrease in legal and professional costs are primarily due to a lesser need of professional services due to the involvement of the CFO for all of 2025, which required a lesser reliance on outside accounting service providers, additionally, fewer audit costs were incurred as 2024 required the audits of the acquired companies. Finally, lesser legal fees due to the Company having completed the largest part of the IPO related legal work during 2024.

●	During the period after acquisition of the respective mineral properties and December 31, 2024, the uranium spot price experienced a consistent decline month over month. As a result of that decline, the Company conducted an impairment test effective December 31, 2024. The Company retained an external valuations expert who evaluated the fair value of the mineral properties using both a cost approach and a market approach, which yielded values less than the original carrying value. Accordingly, the related mineral properties were deemed to be impaired and the impairment losses, as disclosed above, were recognized, the majority of the impairment is the result of the recognition of a $2,459,914 deferred tax liability on the Colombian acquisition and a corresponding increase in the impairment amount. The recognition of the impairment then in turn creates a recovery of deferred taxes, which resulted in $1,059,914 in deferred tax recovery. During the year ended December 31, 2025, and as at December 31, 2025, the uranium spot price had recovered, management performed a qualitative impairment assessment and concluded that a quantitative impairment analysis of the mineral properties was not required, accordingly, there is no impairment of mineral properties during the year ended December 31, 2025.

●	The depreciation expenses for the year ended December 31, 2025, were $5,484 (2024 – $3,450).

●	Exploration and evaluation expenditures for the year ended December 31, 2024, were $277,744 (2024 – $1,497,523), consisting of:

Exploration and Evaluation Expenses	Berlin (Colombia)	Laguna Salada (Argentina)	Huemul (Argentina)	Year Ended December 31, 2025
Personnel	$135,188	$155	$155	$135,498
Geological	10,095	—	—	10,095
Land management	41,937	63,363	22,618	127,918
Other	225	2,004	2,004	4,233
	$187,445	$65,522	$24,777	$277,744

Exploration and Evaluation Expenses	Berlin (Colombia)	Laguna Salada (Argentina)	Huemul (Argentina)	Year Ended December 31, 2024
Personnel	$512,576	$17,582	$17,582	$547,740
Geological	712,837	—	—	712,837
Land management	91,920	47,981	44,350	184,251
Other	29,181	11,757	11,757	52,695
	$1,346,514	$77,320	$73,689	$1,497,523

The Berlin Project SPA was entered into on December 8, 2023 and the Berlin Project Closing Date was April 8, 2024. During the intervening period, the Company incurred $415,185 of costs related to exploration and evaluation of the Berlin Project in anticipation of the acquisition closing. Given the nature of these exploration and evaluation expenses, we have expensed them as incurred and not as costs of the acquisition itself.

●	Personnel costs consist of the payments made to the consultants, who are managing the Company’s operations in Colombia.

●	Geological costs consist of the payments made to contractors who prepare the work plan for tour Properties, including surface geological exploration, subsoil exploration, geological assessment and modelling and financial and market analysis.

●	Land management costs consist of the payments made to the Agencia Nacional De Mineria (“ANM”), regarding the interest related to the liability for the mining concessions, which are included in accounts payable.

●	Other costs consist of general operating costs, such as small equipment rentals and drone operations.

●	Costs related to 284 Ontario were incurred from the date of acquisition until December 31, 2024 and relate primarily to our on-site personnel in Argentina; land management costs including legal and administrative costs of maintaining regulatory compliance and on-site operations; and other expenses consist of local travel costs and other expenses.

For clarity, the Company has not conducted any physical exploration work on the Berlin Project or any other properties. The amounts shown above, including the $415,185 incurred during the intervening period, relate to exploration and evaluation activities such as planning, geological assessments, and regulatory compliance in anticipation of the acquisition closing, rather than field-based exploration.

Interest expense for the year ended December 31, 2025 was $941 (2024 – interest income $370,215). The 2024 interest income corresponds to the increased amount of cash at hand as a result of the private placements throughout 2024 as well as a reversal of certain accrued liabilities that were assumed on the acquisition of the Colombian entities and were subsequently reversed when the Company was not required to make payment. During the year ended December 31, 2025, the Company had utilized the majority of the cash reserves in pursuing the IPO and as a result interest income was insignificant and offset by bank charges incurred throughout the year.

Foreign exchange gains for the year ended December 31, 2025 were $16,984 (2024 – $149,547). The decline is due to a reduction in expenditures and payments made to Colombia, compared with payments that were necessary in 2024, which primarily consisted of the liability to the ANM for surface fee payments and the accrued interest thereon, in connection with the concessions comprising the Berlin Project.

Liquidity and Capital Resources

A summary and discussion of our cash inflows and outflows are as follows:

Operating Activities

For the years ended December 31, 2025 and 2024, the Company used $944,440 and $3,443,499, respectively, in operations during the year. The primary driver of the decrease is the overall decrease in net loss of $2,314,521 for the year ended December 31, 2025 (2024 - $5,761,975), and there were no amounts for release of accounts payable obligation or mineral properties impairment during the year ended December 31, 2025 (2024 – ($327,458) and 3,620,449, respectively). Offset by a reduction in the amount of share-based compensation of $670,488 for the year ended December 31, 2025 (2024 - $1,030,480) and an increase due to the recognition of prepaid expenses in expense and an increase in accounts payable due to management ceasing to take full payment of salary, accrued but unpaid bonuses and an overall cash management policy that extended terms with creditors until after the IPO was completed.

Investing Activities

During the year ended December 31, 2025, the Company used $nil in investing activities. During the year ended December 31, 2024, the Company used $254,190 in investing activities, consisting primarily of $206,522 of cash consideration paid in respect of the Argentina and Colombia acquisitions.

Financing activities

For the years ended December 31, 2025, offsetting the above uses of cash, were $923,000, which consisted of $350,000 of proceeds from the issuance of units, $150,000 from the issuance of a convertible debenture and $423,000 from the exercise of warrants (2024 - $3,406,653 consisting principally of proceeds from the issuance of Common Shares and units and subscriptions received in advance).

Cash Resources and Going Concern

We have no revenue generating operations from which we can internally generate funds. To date, our ongoing operations have been financed by the sale of our equity securities by way of private placements. We believe that we will be able to secure additional financings in the future, but there can be no assurance that such financing will be available to us in sufficient amounts, on attractive terms, on a timely basis, or at all. This situation is unlikely to change until such time as we can develop a bankable feasibility study on one of our Properties. When acquiring an interest in mineral properties through purchase or option, we will sometimes issue Common Shares to the vendor or optionee of the property as partial or full consideration for the property interest in order to conserve our cash.

As of December 31, 2025, we had a working capital deficit of $772,896, and an accumulated deficit of $10,507,351. At December 31, 2024, the Company had working capital deficit of $57,216 and an accumulated deficit of $5,853,605. Subsequent to the year ended December 31, 2025, the Company completed its IPO, which resulted in the receipt of net proceeds of $22.7 million. The continuing operations of the Company are dependent upon obtaining necessary financing to meet our commitments as they come due, to finance future exploration and development of mineral interests and to secure and maintain title to properties and upon future profitable production.

We anticipate that the proceeds of the IPO will fund our capital requirements for the following 24 months from the IPO. The reason that we expect that the IPO will fund our capital requirements for the next 24 months is based on the Company’s budget with regards to its anticipated exploration programs, workforce expansion plans and general corporate activities such as legal counsel, accounting, investor relations and other typical expenditures. The categories of expenditures expected by the Company are exploration expenditures and property maintenance fees, general administrative expenses and working capital and general corporate purposes. We expect that we will operate at a loss for the foreseeable future and believe the current cash and cash equivalents will be sufficient for us to maintain our currently held Properties, and fund our currently anticipated general and administrative costs. In any event, we will be required to raise additional funds through future financings in order to continue our business. Should such financing not be available in that time-frame or in reasonable and acceptable terms to us, we will be required to reduce our operating activities.

Despite our success to date in raising capital to fund our operations, there remains uncertainty that we will be able to secure any additional financing in the current or future equity markets. See the information under the heading “Risk Factors” in this Annual Report on Form 10-K for more information. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.

Mineral Property Obligations

We hold our property rights through the following mining leases and option agreements.

Berlin Project

On April 8, 2024, we acquired a 100% indirect interest in the Berlin Project pursuant to the Berlin Project SPA. Pursuant to the Berlin Project SPA, we acquired all of the issued and outstanding shares of Gaia Energy from Green Shift on the Berlin Project Closing Date in consideration of (a) an initial cash payment to Green Shift of C$20,000, (b) the issuance to Green Shift of 1,211,687 Common Shares, and (c) the grant of the Berlin Project Royalty to Green Shift pursuant to the Berlin Project Royalty Agreement.

Pursuant to the Berlin Project SPA, as additional consideration for the purchase of all of the issued and outstanding shares of Gaia Energy, we will no later than 30 days after the commencement of commercial production at the Berlin Project, pay Green Shift a third cash payment of C$5 million. We have previously;

(a)	paid to Green Shift a second cash payment of C$1 million; and

(b)	issued to Green Shift such number of Common Share that would result in Green Shift owning an aggregate 25% of the issued shares of the issued and outstanding Common Shares (after giving effect to both the issuance to Green Shift and the completion of the Liquidity Event) at the price per share equal to the Offering Price.

Argentina Projects

On July 19, 2024, we acquired a 100% indirect interest in the Argentina Projects pursuant to the Argentina Projects SPA. Pursuant to the Argentina Projects SPA, we acquired all of the issued and outstanding shares of 284 Ontario from Consolidated Uranium on the Argentina Projects Closing Date in consideration of (a) the issuance to Consolidated Uranium of 2,000,000 Common Shares, (b) the grant of the Huemul II Royalty to Consolidated Uranium pursuant to the Huemul II Royalty Agreement; and (c) the grant of the Laguna Project Royalty to Consolidated Uranium pursuant to the Laguna Project Royalty Agreement. Pursuant to the terms of the Laguna Project Royalty Agreement, we have the option to repurchase one-half (1.0%) of the Laguna Project Royalty for a period of seven years from the Argentina Projects Closing Date for $2,500,000. Pursuant to the terms of the Huemul II Royalty Agreement, Consolidated Uranium retained the Huemul Option that extends the royalty to cover both the Huemul I and Huemul II Properties, in exchange for a payment of $1.0 million to the Company, provided the payment is made prior to the execution of the Huemul I Buy Back Right Assignment Agreement. On March 10, 2025, the Huemul I Buy Back Right Assignment Agreement was executed, and the Existing Huemul I Buy Back Right was assigned to Consolidated Uranium, resulting in the immediate termination of the Huemul Option.

Prior to the execution of the Argentina Projects SPA, 284 Ontario had entered into two net smelter return royalty agreements: Existing Huemul Royalty Agreement I and Existing Huemul Royalty Agreement II, both dated July 31, 2023. Pursuant to the Existing Huemul Royalty Agreement I, 284 Ontario granted Minera Agauca S.A. a 2.0% net smelter return royalty on all future production from specific concessions of the Huemul Project, namely Cateo Huemul Norte, Cateo Huemul Sur, Mina Huemul, MD Silvana, and MD Cerro Butalo. Under the terms of this agreement, 284 Ontario had the Existing Huemul I Buy Back Right, which has been assigned to Consolidated Uranium on March 10, 2025. Pursuant to the Existing Huemul Royalty Agreement II, 284 Ontario granted NewEra Metal Resources Ltd. and Mr. Guillermo Wild Ceruzzi a 1.0% net smelter return royalty on future production from the MD Mirano Norte and MD Carmencita concessions within the Huemul Project. This agreement grants 284 Ontario the exclusive and irrevocable one-time right to repurchase the entire 1.0% royalty for a payment of $400,000, which can be exercised at any time, subject to a 15-day notice requirement.

Pursuant to the Argentina Projects SPA, as additional consideration for the purchase of all of the issued and outstanding shares of 284 Ontario, we have issued to Consolidated Uranium 400,000 Common Shares. Further, we have also issued to Consolidated Uranium Common Shares in an amount to reflect a $12,000,000 valuation of the Argentina Projects at the offering price of $4.00.

Pursuant to the Argentina Projects SPA, we have acquired a 100% indirect interest in the Sierra Pintada Project, in addition to the Argentina Projects. The Sierra Pintada Project consists of 15 claims that grant us rights solely to explore for specified minerals; no rights to mine any minerals have been conferred. To date, no material exploration work has been conducted on the Sierra Pintada Project, and we have no current plans to initiate exploration or development activities. Accordingly, the Sierra Pintada Project remains, and is expected to remain for the foreseeable future, in an initial exploration stage, with no drilling or geological data to support potential mineral findings, nor any economic assessments to indicate value. The Sierra Pintada Project is not anticipated to impact our business operations, cash flow, or asset valuation in the foreseeable future. We do not claim any mineral resources or reserves on the Sierra Pintada Project at this time, and there is no certainty that mineralized material will be discovered.

In connection with the Argentina Projects SPA, we entered into the IsoEnergy IRA. Pursuant to the IsoEnergy IRA, IsoEnergy is entitled to participate in future equity financings, including the issuance of equity securities or securities convertible into or exercisable for equity securities in any public or private offering, on terms consistent with those offered to other investors, subject to certain exceptions, including issuances of securities (a) under the Company’s existing or future share-based incentive plans, (b) upon the exercise or conversion of previously issued convertible or exchangeable securities, (c) in connection with acquisitions, business combinations, or other asset transactions, and (d) through a rights offering made available to all shareholders.

IsoEnergy is also entitled to nominate one director to our board of directors following our IPO. The nominee, who may be a director or officer of IsoEnergy, is not required to meet independence criteria. We are required to take all necessary steps to ensure the appointment of IsoEnergy’s nominee to our board of directors.

The IsoEnergy IRA will terminate when IsoEnergy’s ownership percentage in the Company falls below 5%. Upon termination, all rights and obligations under the agreement will cease.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP as issued by the Financial Account Standards Board.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted this guidance during the fiscal year ended December 31, 2024, by providing the additional disclosures as required.

In August 2020, the FASB issued ASU No.2020-06 (“ASU 2020-06”): Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. The diluted net income per share calculation for convertible instruments requires the Company to use the if-converted method. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for the Company on January 1, 2024, with early adoption permitted. On January 1, 2024, the adoption of ASU 2020-06 was not disclosed as an adoption as there were no applicable instruments at the time of the adoption and accordingly, AUS 2020-06 had no impact on the Company’s consolidated financial statements or disclosures; however, it had an impact in the accounting for the convertible debenture issued during the current period, so the adoption disclosures have been included herein.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid. The amendments improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and is applied either prospectively or retrospectively at the option of the Company. The Company adopted this standard prospectively on January 1, 2025, which resulted in expanded income tax disclosures in these consolidated financial statements.

Critical Accounting Estimates

A summary of significant accounting policies of the Company is presented in Note 3 of the Audited Financial Statements and in the audited condensed consolidated financial statements for the period ended December 31, 2025. The financial statements and notes are representations of our management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles under U.S. GAAP and have been consistently applied in the preparation of the financial statements. The below discussion highlights the accounting policies having the greatest impact on the respective financial statements:

Functional currency and foreign currency translations

The functional currency of the Company and its subsidiaries is the U.S. Dollar. On acquisition of the subsidiaries pursuant to the Berlin Project SPA, the functional currency of the acquired companies was reassessed based on the relevant facts and circumstances related to the subsidiaries and in consideration of its integration with the Company, the outcome of which was that the functional currency of the subsidiaries is the U.S. Dollar. The unaudited condensed consolidated financial statements of the Company are presented in the U.S. Dollar.

Changes in the underlying facts and circumstances in the future could result in a change in functional currency. Should the functional currency change to a foreign currency, other than the U.S. Dollar, the change would be made prospectively and could result in material future changes to the unaudited condensed consolidated financial statements of the Company, including the need to present other comprehensive income/loss.

Mineral properties

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as we exit the exploration stage by establishing proven or probable reserves.

In capitalizing the acquisition of mineral rights, it is first necessary to determine whether the transaction constitutes an asset acquisition or a business combination, including whether to apply the screen test in determining whether substantially all of the fair value is concentrated in a single identifiable asset or a group of similar identifiable assets. These estimates are subject to risks and uncertainties, primarily related to the recognition and measurement of fair value of the related consideration. The estimates are based on management’s judgments and relevant market data.

Impairment of long-lived assets

The ultimate recoverability of the exploration and evaluation assets with a carrying value of $ at December 31, 2025, is dependent upon the Company’s ability to obtain the necessary financing to complete the exploration and development and commence profitable production at its Properties, or alternatively, upon the Company’s ability to dispose of its interests therein on an advantageous basis. A review of the indicators of potential impairment is at minimum carried out at each period end.

Management reviews mineral properties for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Where an indicator of impairment exists, a formal estimate of the recoverable amount of the assets is made. An impairment loss is recognized when the carrying value of the assets is higher than the recoverable amount and when mineral license tenements are relinquished or have lapsed. In undertaking this review, management of the Company is required to make significant estimates of, among other things, discount rates, commodity prices, availability of financing, future operating and capital costs and all aspects of project advancement.

These estimates are subject to various risks and uncertainties, which may ultimately have an effect on the expected recoverability of the carrying values of the assets.

Long-lived assets, consisting of property and equipment and mineral rights are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Management applies judgment to assess whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable giving rise to the requirement to conduct an impairment test. Circumstances which could trigger an impairment test include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors including significant decreases in uranium prices; significant increases in reclamation costs and accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability of these assets is measured by comparing the carrying value to the future undiscounted cash flows expected to be generated by the assets. When the carrying value of an asset exceeds the related undiscounted cash flows, an impairment loss is recorded by writing down the carrying value of the related asset to its estimated fair value, which is determined using discounted future cash flows or other measures of fair value.

Share-based compensation and share-based payments

The fair value of share-based payments are subject to the limitations of the Black-Scholes option pricing model that incorporates market data and involves uncertainty in estimates used by management in the assumptions. Because the Black-Scholes option pricing model requires the inputs of highly subjective assumptions, including the volatility of share prices, changes in subjective input assumptions can materially affect the estimate.

Contingent liabilities

Certain conditions may exist as of the date the financial statements are issued, that may result in a loss to the Company but that will only be resolved when one or more future events occur or fail to occur. Such losses are disclosed are contingent liabilities if it’s not both probable and reasonably estimable. Our management assesses such contingent liabilities and estimated legal fees, if any. Such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings. Our management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

Management’s best estimates regarding the restoration provisions are based on the current economic environment. Changes in estimates of contamination, restoration standards and restoration activities result in changes to provisions from period to period. Actual restoration provisions will ultimately depend on future market prices for future restoration obligations. Management has determined that the Company has no restoration obligations on acquisition of the mineral properties and as at December 31, 2025.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

JAGUAR URANIUM CORP.

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Jaguar Uranium Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jaguar Uranium Corp. (the “Company”) and its subsidiaries (collectively referred to as the “Group”), as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, consolidated statements of changes in equity, and consolidated statements of cash flows, for each of the two years ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial positions of the Group as of December 31, 2025, and 2024, and the results of its operations and its cash flows, for each of the two years ended December 31, 2025, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on the Group’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Group in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Group’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Summit Group CPAs, P.C. (PCAOB ID: 5910)

Summit Group CPAs, P.C.

We have served as the Group’s auditor since 2025.

New York, New York
March 27, 2026

F-2

JAGUAR URANIUM CORP.

BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND DECEMBER 31, 2024

	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$82,444	$103,884
Prepaid expenses and other assets	98,102	273,236
Total current assets	180,546	377,120

Non-current assets
Mineral properties	8,150,000	8,150,000
Property and equipment, net	38,865	44,218
	8,188,865	8,194,218
TOTAL ASSETS	$8,369,411	$8,571,338

LIABILITIES
Current liabilities
Accounts payable and other liabilities	$953,442	$434,336
Total current liabilities	953,442	434,336

Non-current liabilities:
Deferred tax liability	1,400,000	1,400,000
Convertible debentures	150,000	—
TOTAL LIABILITIES	2,503,442	1,834,336

SHAREHOLDERS’ EQUITY
Common stock, Class A, $ Nil par value: unlimited authorized, 9,057,020 (2024 - 8,564,020) shares issued and outstanding	—	—
Additional paid-in capital	16,373,320	12,590,607
Accumulated deficit	(10,507,351)	(5,853,605)
TOTAL SHAREHOLDERS’ EQUITY	5,865,969	6,737,002
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,369,411	$8,571,338

The accompanying notes are an integral part of these financial statements.

JAGUAR URANIUM CORP.

UNAUDITED CONDENSED CONSOLIDATED IBNTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

	Year ended December 31, 2025	Year ended December 31, 2024
REVENUE	$—	$—

OPERATING EXPENSES:
General and administrative expenses	1,543,486	1,432,236
Legal and professional fees	503,849	787,994
Mineral properties impairment	—	3,620,449
Depreciation	5,484	3,450
Exploration and evaluation expenditures	277,744	1,497,523
TOTAL OPERATING EXPENSES	2,330,563	7,341,652

OTHER INCOME AND EXPENSES
Interest and other (income) expense	941	(370,215)
Foreign exchange (gain)	(16,983)	(149,547)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	2,314,521	6,821,889

Deferred tax recovery	—	(1,059,914)

NET LOSS AND COMPREHENSIVE LOSS	$2,314,521	$5,761,975

BASIC AND DILUTED LOSS PER SHARE	$(0.26)	$(0.83)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	8,846,321	6,949,555

The accompanying notes are an integral part of these financial statements.

JAGUAR URANIUM CORP.

UNAUDITED CONDENSED CONSOLIDATED IBNTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2024	8,546,020	$—	$12,590,607	$(5,853,605)	$6,737,002
Exercise of warrants	423,000	—	423,000	—	423,000
Deemed dividend - warrant modification and inducement	—	—	2,339,225	(2,339,225)	—
Shares issued for unit subscription	70,000	—	350,000	—	350,000
Share-based compensation	18,000	—	670,488	—	670,488
Net loss and comprehensive loss	—	—	—	(2,314,521)	(2,314,521)
BALANCE AT DECEMBER 31, 2025	9,057,020	$—	$16,373,320	$(10,507,351)	$5,865,969

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2023	3,650,500	$—	$580,100	$(91,630)	$488,470
Shares of common stock issued, net of issue costs	1,683,833	—	3,756,653	—	3,756,653
Share-based compensation	—	—	1,030,480	—	1,030,480
Share consideration for Argentina Acquisition	2,000,000	—	4,800,000	—	4,800,000
Share consideration for Colombian Acquisition	1,211,687	—	2,423,374	—	2,423,374
Net loss and comprehensive loss	—	—	—	(5,761,975)	(5,761,975)
BALANCE AT DECEMBER 31, 2024	8,546,020	$—	$12,590,607	$(5,853,605)	$6,737,002

The accompanying notes are an integral part of these financial statements.

JAGUAR URANIUM CORP.

UNAUDITED CONDENSED CONSOLIDATED IBNTERIM STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,314,521)	$(5,761,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based payments	—	50,000
Share-based compensation	670,488	1,030,480
Release of accounts payable obligation	—	(327,458)
Mineral properties impairment	—	3,620,449
Depreciation	5,484	3,450
Deferred tax recovery	—	(1,059,914)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	175,134	(218,374)
Accounts payable and other liabilities	518,974	(980,157)
Advance to parent of acquiree	—	200,000
Net cash used in operating activities	(944,440)	(3,443,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase consideration paid in cash, net of cash acquired	—	(206,522)
Purchase of property and equipment	—	(47,668)
Net cash used in investing activities	—	(254,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and units	350,000	3,406,653
Proceeds from convertible debenture	150,000	—
Proceeds from warrant exercise	423,000	—
Net cash from financing activities	923,000	3,406,653

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,440)	(291,036)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR	103,884	394,920
CASH AND CASH EQUIVALENTS AT THE END OF YEAR	$82,444	$103,884

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for acquisition of mineral properties	$—	$7,223,374

The accompanying notes are an integral part of these consolidated financial statements.

JAGUAR URANIUM CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

NOTE 1: BUSINESS DESCRIPTION

Jaguar Uranium Corp., (the “Company”) is engaged in the acquisition and development of mining properties in Latin America. On December 8, 2023, the Company entered into a definitive agreement with Green Shift Commodities Ltd. (“GCOM”) to acquire 100% of the issued and outstanding shares of two wholly-owned subsidiaries of GCOM (collectively, the “Colombian Acquisition”):

●	Gaia Energy Investments Ltd. (“Gaia BVI”), was incorporated on April 19, 2006 and restored on November 16, 2015, in the British Virgin Islands (“BVI”) registered in Colombia as Gaia Energy Investments Ltd. Sucursal Colombia (“Gaia Colombia”).

●	Berlin (BVI) Limited (“Berlin BVI”) was incorporated on June 30, 2021, in the British Virgin Islands (“BVI”) and is registered in Colombia as Berlin (BVI) Limited Sucursal Colombia (“Berlin Colombia”), on May 17, 2022 in the Chamber of Commerce of Bogota.

Through the Colombian Acquisition, the Company is the legal and beneficial owner of a 100% interest in certain mining concessions located in the "Berlin Project". The Berlin project is currently being explored and developed as an exploration stage uranium asset located in Caldas Province of Central Colombia.

On July 19, 2024, the Company closed on the acquisition of 2847312 Ontario Inc. (“284 Ontario”), which registered in Argentina as 2847312 Ontario Inc. (Sucursal Argentina), whereby it holds mineral rights in the Laguna Project and Huemul Projects in Argentina (the “Argentinian Acquisition”). 284 Ontario was incorporated on June 14, 2021, in Ontario, Canada.

The Company was incorporated on December 16, 2022.

NOTE 2: GOING CONCERN

As of December 31, 2025, the Company had an accumulated deficit, net loss and comprehensive loss and negative cash flows from operations. Further, the Company has not yet commenced revenue generating activities. Currently, monthly cash requirements for the operations of the subsidiaries and the Company for the year ended December 31, 2025, have been met through funding acquired by the Jaguar Uranium Corp. Subsequent to the year ended, December 31, 2025, the Company completed its Initial Public Offering (“IPO”) resulting in the issuance of 6,250,000 common shares resulting in net proceeds of $22,725,000, refer to Note 12 for further details, which the Company has determined is sufficient to sustain operations in excess of one year from the issuance of these consolidated financial statements. Nevertheless, the Company’s long-term plans are likely to require raising additional equity or debt capital to further exploration, evaluation and eventual development of any of its mining properties.

Management of the Company has a reasonable expectation that the Company can continue raising additional equity capital to continue in operational existence for the foreseeable future.

There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its operating costs. If the Company is unable to obtain sufficient capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations.

NOTE 3: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and are presented in U.S. Dollar. These consolidated financial statements include the Company’s subsidiaries, as described in Note 1.

b.	Principles of Consolidation

These consolidated financial statements include the Company’s directly and indirectly wholly owned subsidiaries: Gaia Energy Investments Ltd., Berlin (BVI) Limited and 2847312 Ontario Inc.

All inter-company transactions and balances have been eliminated upon consolidation.

c.	Use of estimates in the preparation of financial statements

The preparation of the Company’s financial statements requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of liabilities and expenses. The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected. On an ongoing basis, the Company evaluates estimates used, which include, but are not limited to the: valuation of stock-based compensation; share-based consideration for acquisitions; and, the impairment of long-lived assets, including mineral properties.

d.	Functional currency and foreign currency translations

The functional currency of the Company and its subsidiaries is the U.S. Dollar. On acquisition of the subsidiaries in the Colombian and Argentinian Acquisitions, the functional currency of the acquired companies was reassessed based on the relevant facts and circumstances related to the subsidiaries and in consideration of its integration with the Company, the outcome of which was that the functional currency of the subsidiaries is the U.S. Dollar. The consolidated financial statements of the Company are presented in the U.S. Dollar.

On consolidation, the assets and liabilities of each foreign entity are translated into U.S. Dollar at the rate of exchange prevailing at the reporting date. Revenue and expense items are translated at the average rate of the exchange for the year. Unrealized translation gains and losses are recorded as cumulative translation adjustments, which are included in other comprehensive income/(loss) (“OCI”) which is a component of shareholders’ equity.

Transactions in currencies other than an entities functional currency are recognized at the rates of exchange prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated at the prevailing exchange rate at the reporting date. Non-monetary assets and liabilities, and revenue and expense items denominated in foreign currencies are translated using the exchange rates at the dates of the initial transactions. Non-monetary items measured at fair value in a foreign currency are translated using the exchange rates at the date when the fair value is determined. Foreign exchange differences are recognized in profit or loss in the period in which they arise, unless they relate to intra-entity foreign currency transactions that are of a long-term investment nature.

In highly inflationary economies, are remeasured as if the functional currency were the reporting currency. While Argentina is considered a highly inflationary economy, since the functional currency of 284 Ontario was already considered to be U.S. Dollars there is no impact.

e.	Fair value measurement

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value. The three tiers are defined as follows:

●	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

●	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The carrying amounts of cash and equivalents, share subscription receivable and accounts payable and other liabilities approximate their fair value due to the short-term maturity of such instruments. It is management’s opinion that the Company is not exposed to any significant market or credit risks arising from these financial instruments.

f.	Fair value of financial instruments

Cash and cash equivalents, share subscription receivable and accounts payable and other liabilities are carried at amortized cost, which management believes approximates their respective fair value due to the short-term nature of these instruments.

g.	Related party

Parties are related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence, and related parties may be individuals or corporate entities. A transaction is a related party transaction when there is a transfer of resources or obligations between related parties. The Company did not have any transaction with related parties.

h.	Cash and cash equivalents

The Company considers all highly liquid investments, which include short-term bank deposits that are not restricted as to withdrawal or use and the period to maturity of which did not exceed three months at time of investment, to be cash equivalents.

i.	Mineral properties

In accordance with U.S. GAAP the Company evaluates whether acquisitions of mineral properties constitute the acquisition of a business or an acquisition of assets.

Business combinations are accounted for using the acquisition method of accounting, which generally requires that assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date on the Balance Sheet. Any excess of consideration over the fair value of net assets acquired is recorded as goodwill. The determination of estimated fair value requires significant estimates and assumptions. Transaction costs associated with business combinations are expensed as they are incurred.

When it is determined net assets acquired do not meet the definition of a business combination under the acquisition method of accounting, the transaction is accounted for as an acquisition of assets and, therefore, no goodwill is recorded and contingent consideration, such as payments upon achievement of various developmental, regulatory and commercial milestones, generally are not recognized at the acquisition date.

The Company has concluded that the fair value of the mineral properties acquired is not reliably measurable at the acquisition date due to the absence of observable market transactions, limited exploration data, and significant estimation uncertainty. Accordingly, in line with ASC 805-50 and fair value measurement principles under ASC 820, the Company has assigned the fair value of the mineral properties based on the fair value of the consideration transferred, which is deemed to be the most reliably determinable measure of value.

The mineral properties are classified as long-lived assets and are subject to impairment evaluation in accordance with ASC 360. No impairment indicators were identified at the acquisition date. The fair value measurements involve the use of Level 3 inputs and are subject to change as new geological and economic information becomes available.

Expenditures relating to the acquisition of mineral rights accounted for as asset acquisitions are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as we exit the Exploration Stage by establishing proven or probable reserves.

Expenditures relating to exploration activities, such as drill programs to establish mineralized materials, are expensed as incurred. Expenditures relating to pre-extraction activities, such as the construction of mine wellfields, ion exchange facilities and disposal wells, are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred.

Companies in the Production Stage, as defined by the SEC, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold.  We are in the Exploration Stage which has resulted in our Company reporting larger losses than if it had been in the Production Stage due to the expensing, instead of capitalization, of expenditures relating to ongoing mine development activities.  Additionally, there would be no corresponding depletion allocated to future reporting periods of our Company since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage.  Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method when the underlying property is converted to the Production Stage.  As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

j.	Property and equipment

Property and equipment is measured at cost, including capitalized borrowing costs, less accumulated depreciation and impairment losses. Ordinary repairs and maintenance are expensed as incurred. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset using the following terms:

Equipment	5 years

The Company classifies assets and liabilities (the "disposal group") as held for sale in the period when all of the relevant criteria to be classified as held for sale are met. Long-lived assets held for sale are recorded at the lower of its carrying value or fair value less costs to sell. Any loss resulting from the measurement is recognized in the period during which the held for sale criteria is met. The Company discontinues depreciation on these assets.

An asset’s residual value, useful life and depreciation method are reviewed annually, or when events or circumstances indicate that the current estimate or depreciation method are no longer applicable. Changes are adjusted prospectively if appropriate. Gains and losses on disposal of an asset are determined by comparing the proceeds from disposal with the carrying amount of the items and are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company evaluates the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. See – Impairment of long-lived assets information within this note for detailed information on the Company’s impairment assessment of its property and equipment.

k.	Impairment of long-lived assets

Long-lived assets, consisting of property and equipment and mineral rights are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Management applies judgment to assess whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable giving rise to the requirement to conduct an impairment test. Circumstances which could trigger an impairment test include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors including significant decreases in uranium prices; significant increases in reclamation costs and accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability of these assets is measured by comparing the carrying value to the future undiscounted cash flows expected to be generated by the assets. When the carrying value of an asset exceeds the related undiscounted cash flows, an impairment loss is recorded by writing down the carrying value of the related asset to its estimated fair value, which is determined using discounted future cash flows or other measures of fair value.

l.	Share-based compensation and share-based payments

The Company has a stock option plan in place (the "Stock Option Plan"). The Company measures equity settled share-based payments based on their fair value at the grant date and recognizes compensation expense on a straight-line basis over the vesting period. Fair value is measured using the Black-Scholes Model. In estimating fair value, management is required to make certain assumptions and estimates such as the expected life of units, volatility of the Company’s future share price, risk free rates, expected forfeiture and future dividend yields at the initial grant date. Changes in assumptions used to estimate fair value could result in materially different results. The Company has elected to recognize the effect of awards for which the requisite service period is not rendered when the award is forfeited, which is to recognize the effect of forfeitures in compensation cost when they occur. Previously recognized compensation cost for an award is reversed in the period that the award is forfeited. Further, the Company has elected to use the contractual term as the expected term.

Compensation expense is recognized on a straight-line basis, by amortizing the grant date fair value over the vesting period for each separately vesting portion of the award.

The Company issues equity awards to other consultants or advisors, which are valued based on the grant-date fair value of the equity instruments issued. The Company has elected to recognize the effect of awards for which the requisite service period is not rendered when the award is forfeited, which is to recognize the effect of forfeitures in compensation cost when they occur. Previously recognized compensation cost for an award is reversed in the period that the award is forfeited. Further, the Company has elected to use the contractual term as the expected term. The related compensation cost is recognized in the same periods and in the same manner as if the entity had paid cash.

m.	Contingent liabilities

Certain conditions may exist as of the date the financial statements are issued, that may result in a loss to the Company but that will only be resolved when one or more future events occur or fail to occur. Such losses are disclosed are contingent liabilities it’s not both probable and reasonably estimable. The Company's management assesses such contingent liabilities and estimated legal fees, if any. Such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings. The Company's management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

n.	Debt instruments

The Company reviews the terms of its agreements to identify any embedded derivatives. If an embedded derivative is identified in a contract the Company assesses if it is clearly and closely related to the host debt. If the embedded derivative is determined to not be clearly and closely related to the host debt then the embedded derivative is bifurcated or the fair value election is made to account for the entire instrument at fair value with the change in fair value accounted through earnings, profit and loss for each period reported.

The Company applies ASC 480 distinguishing liabilities from equity and ASC 815 derivatives and hedging in determining the appropriate accounting treatment for hybrid instruments.

o.	Warrants

The Company issues warrants with shares to bring down the cost of financing and provide assurance of additional capital.

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable guidance in ASC 480 and ASC 815. The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. The Company has concluded that the warrants issued qualify for equity classification.

p.	Net Loss per share

Basic net loss per share is computed by dividing the loss attributable to equity holders of the Company by the weighted average number of ordinary shares outstanding during the period. Dilutive loss per common share is not presented differently from basic loss per share as the conversion of outstanding warrants into common shares would be anti-dilutive.

q.	Income taxes

Income taxes are accounted for using the asset/liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. In estimating future tax consequences, all expected future events are considered other than enactment of changes in the tax law or rates.

The Company adopted ASC 740 “Income Taxes,” which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

r.	Segment Reporting

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates and manages its business as one operating segment. See note 10.

s.	Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted this guidance during the fiscal year ended December 31, 2024, by providing the additional disclosures as required. Refer to Note 11, Segment Information, for additional information.

In August 2020, the FASB issued ASU No.2020-06 (“ASU 2020-06”): Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. The diluted net income per share calculation for convertible instruments requires the Company to use the if-converted method. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for the Company on January 1, 2024, with early adoption permitted. On January 1, 2024, the adoption of ASU 2020-06 was not disclosed as an adoption as there were no applicable instruments at the time of the adoption and accordingly, AUS 2020-06 had no impact on the Company’s consolidated financial statements or disclosures; however, it had an impact in the accounting for the convertible debenture issued during the current period, so the adoption disclosures have been included herein.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid. The amendments improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and is applied either prospectively or retrospectively at the option of the Company. The Company adopted this standard prospectively on January 1, 2025, which resulted in expanded income tax disclosures in these consolidated financial statements.

t.	Recent Accounting Standards

As of December 31, 2025, there are no additional recently issued or adopted accounting standard that could have a material impact on these consolidated financial statements.

u.	Fair value measurement

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value. The three tiers are defined as follows:

●	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

●	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The carrying amounts of cash and equivalents, share subscription receivable and accounts payable and other liabilities approximate their fair value due to the short-term maturity of such instruments. It is management’s opinion that the Company is not exposed to any significant market or credit risks arising from these financial instruments.

v.	Fair value of financial instruments

Cash and cash equivalents, share subscription receivable and accounts payable and other liabilities are carried at amortized cost, which management believes approximates their respective fair value due to the short-term nature of these instruments.

NOTE 4: Purchase consideration paid in advance, advance to parent of acquiree AND THE ACQUISITIONS

The Colombian Acquisition

During the period ended September 30, 2024, the Company paid $188,381 to settle a portion of GAIA Colombia’s liabilities as part of its planned acquisition of GAIA BVI. The payment is accounted for as an advance paid for the acquisition. The acquisition closed on April 9, 2024. During the period, the Company made two more payments related to the same matter amounting to $189,188. Additionally, the Company also paid $200,000 to GCOM, the parent company of GAIA BVI, in order to fund interim operations of GAIA Colombia; however, as the Company was able to arrange to pay these expenses directly, these funds were returned to the Company in January 2024. On April 9, 2024, the Company issued 1,211,687 shares to GCOM as consideration for the Colombian Acquisition.

Of the shares issued to GCOM, 500,000 shares are the initial consideration shares required under the terms of the agreement with GCOM. The additional shares issued pertain to the requirement for the Company to issue Additional Consideration Shares to GCOM. The Additional Consideration Shares are determined based on when the Company undertakes a liquidity event (the “Liquidity Event Shares”), expected to be the initial public offering of the Company’s shares on a National Securities Exchange (“IPO”). If the IPO is achieved within 12 months of the acquisition date, the Company will issue stock equal to the greater of $5,000,000 CAD of common shares, based on the liquidity event price, or the number of common shares equal to 20% of the post-closing common shares. As the IPO did not close by April 9, 2025, the forgoing is adjusted to $6,000,000 CAD or 25%, respectively.

Under the terms of the agreement, the Company was required to provide an initial cash consideration of $20,000 CAD; however, in addition to this, the Company also paid expenses on behalf of GCOM related to the properties, amounting to $188,381 and $189,188, which are considered a part of the acquisition price. Further, there are deferred cash payments (the “Deferred Cash Payments”) due to GCOM as follows: i) $1,000,000 CAD due on the later of March 1, 2024 and the earlier of 90 days after the rectification of the Berlin concession and five days after a liquidity event (the “First Deferred Cash Payment”); and, ii) $5,000,000 CAD upon the commencement of commercial operations of the Berlin project (the “Second Deferred Cash Payment”). Finally, the Company also granted GCOM a 1.0% net smelter returns royalty, payable quarterly, on all gross revenue in excess of allowable costs from the Berlin Project (the “Berlin Royalty”) pursuant to the Royalty Agreement dated April 8, 2024. The impact of such royalty was not readily or reliably determinable under current circumstances.

The Company has accounted for this transaction as an asset acquisition as the fair value of the assets are concentrated in the mineral rights of the respective entities. The Company has recognized the assets acquired at the fair value of the liabilities assumed, cash paid and fair value of the equity instruments issued as consideration, as these fair values are more clearly evident and reliably measured. As the acquisition has not been treated as a business combination there is no corresponding goodwill, instead the amount of consideration will be allocated to the assets acquired, which consists of the mineral properties.

The purchase price allocation is as follows:

Consideration:
Initial Cash Consideration	$14,893
Purchase consideration paid in advance	188,381
Additional consideration paid in advance	189,188
Initial consideration shares	2,423,374
Legal Costs	20,455
Total Consideration	$2,836,291

Assets and Liabilities Assumed:
Accounts payable and accruals	$1,732,120
Deferred tax liability	$2,459,914

Mineral Properties	$7,028,325

The 1,211,687 common shares issued were valued at $2 per share based on recent arm’s length private placements resulting in value of $2,423,374. The Deferred Cash Payments and the Liquidity Event Shares were determined to be contingent consideration and will be recognized once probable.

On May 9, 2025, the Company made a payment of $60,000 to the Agencia Nacional De Mineria (“ANM”), which was the final payment for all overdue amounts owed by the previous owners of the Colombia mineral properties to the ANM assumed by the Company at the acquisition date. In total, the Company paid the ANM $1,037,538 in respect of concession contract 664-17 and a further $217,866 in respect of concession contract 736-17 (collectively, the “Berlin Concession Contracts”), all but $142,000 of which were paid during the period from the acquisition date to December 31, 2024.

Further, of the $1,732,120 of liabilities assumed on the acquisition date, which included the amounts due to the ANM above, the Company successfully negotiated settlement of some of the outstanding balances and as a result realized a gain of $327,458, which is included in interest and other income.

The Argentina Acquisition

Consideration for the acquisition consists of 2,000,000 common shares of the Company, which the Company issued upon closing on July 19, 2024, and contingent shares consisting of: i) Listing Shares, being 400,000 shares if the initial public offering (“IPO”) of Jaguar is not accomplished by the first anniversary from the closing date; and, ii) Top Up Shares in the event the IPO price is less than $5, based on a $10,000,000 valuation and minimum share price of $4, if the IPO is accomplished by the first anniversary of the closing date, resulting in a maximum of 500,000 additional top-up shares, increasing to a $12,000,000 valuation and maximum of 1,000,000 shares if the IPO is accomplished thereafter. Finally, the Company also granted a 1.0% net smelter returns royalty on the future production from certain land claim application at the Huemul Project (the “Huemul II Royalty”) to Consolidated Uranium pursuant to the Royalty Agreement dated July 19, 2024 (the “Huemul II Royalty Agreement”) by and among the Company, as royalty payor, Consolidated Uranium, as royalty holder and 284 Ontario, as guarantor; and (c) the grant of a 2.0% net smelter returns royalty on the future production from the Laguna Project (the “Laguna Project Royalty”) to Consolidated Uranium pursuant to the Royalty Agreement dated July 19, 2024. The impact of such royalty was not readily or reliably determinable under current circumstances.

The Company has accounted for this transaction as an asset acquisition as the fair value of the assets are concentrated in the mineral rights of 2847312 Ontario Inc. The Company has recognized the assets acquired at the fair value of the liabilities assumed and fair value of the equity instruments issued as consideration as these fair values are more clearly evident and reliably measured. As the acquisition has not been treated as a business combination, there is no corresponding goodwill, instead, the amount of consideration has been allocated to the assets acquired, which consist of the mineral properties.

The purchase price allocation is as follows:

Consideration:
Initial Share Consideration	$4,000,000
Share Consideration - Listing Shares	800,000
Total Consideration	$4,800,000

Assets and Liabilities Assumed:
Cash acquired	$18,014
Prepaid and other assets	39,862

Mineral Properties	$4,742,124

The 2,000,000 common shares issued and the Listing Shares were valued at $2 per share based on recent arm’s length private placements resulting in a value of $4,000,000. The 400,000 Listing Shares were valued at $2, as per above, and recognized as shares to be issued as of the acquisition date based on the expected timing of the IPO, which was estimated at over one year due to the anticipated timing of completing the registration process with the Securities and Exchange Commission, completing the subsequent marketing of the IPO and the decline in the uranium market leading up to the acquisition.

The Top Up Shares were determined to be contingent consideration and will be recognized once probable.

NOTE 5: EXPLORATION AND EVALUATION ASSETS AND EXPENSES

The following is a summary of the carrying value of the acquisition costs and expenditures on the Company’s exploration and evaluation assets:

Exploration and Evaluation Assets	Berlin (Colombia)	Laguna Salada and Huemul (Argentina)	Total
Balance, January 1, 2024	$—	$—	$—
Acquisition costs	7,028,325	4,742,124	11,770,449
Mineral property impairment	(3,028,325)	(592,124)	(3,620,449)
Balance, December 31, 2024	$4,000,000	$4,150,000	$8,150,000
Mineral property impairment	—	—	—
Balance, December 31, 2025	$4,000,000	$4,150,000	$8,150,000

During the period after acquisition of the respective mineral properties and December 31, 2024, the uranium spot price experienced a consistent decline month over month. As a result of that decline, the Company conducted an impairment test effective December 31, 2024. The Company retained an external valuations expert who evaluated the fair value of the mineral properties using both a cost approach and a market approach, which yielded values less than the original carrying value. As the properties are not often traded, the Company used the fair value determined by the cost approach, in which the primary input was the decline in the uranium spot price and long-term prices which constitute Level 3 inputs. For the Colombia properties the decline in uranium spot price used as an input was approximately 12.4% and for 284 Ontario it was approximately 12.5%. Accordingly, the related mineral properties were deemed to be impaired and the impairment losses, as disclosed above, were recognized, the majority of the impairment is the result of the recognition of a $2,459,914 deferred tax liability on the Colombian Acquisition and a corresponding increase in the impairment amount.

During the year ended December 31, 2025, and as at December 31, 2025, the uranium spot price had recovered, management performed a qualitative impairment assessment and concluded that a quantitative impairment analysis of the mineral properties was not required, accordingly, there is no impairment of mineral properties during the year ended December 31, 2025.

Exploration and Evaluation Expenses	Berlin (Colombia)	Laguna Salada (Argentina)	Huemul (Argentina)	Year Ended December 31, 2025
Personnel	$135,188	$155	$155	$135,498
Geological	10,095	—	—	10,095
Land management	41,937	63,363	22,618	127,918
Other	225	2,004	2,004	4,233
	$187,445	$65,522	$24,777	$277,744

Exploration and Evaluation Expenses	Berlin (Colombia)	Laguna Salada (Argentina)	Huemul (Argentina)	Year Ended December 31, 2024
Personnel	$512,576	$17,582	$17,582	$547,740
Geological	712,837	—	—	712,837
Land management	91,920	47,981	44,350	184,251
Other	29,181	11,757	11,757	52,695
	$1,346,514	$77,320	$73,689	$1,497,523

Certain overhead costs incurred in respect of work in Argentina that are not specific to either Laguna Salada or Huemul have been allocated between the projects. Prospectively, the allocation will be based on the relative costs of work performed in the respective Projects; however, for the years ended December 31, 2025 and 2024, these have been allocated evenly between the Projects as the majority of the costs related to both Projects.

The Company incurred $415,185 in exploration expenditures related to the Berlin Project prior to the Colombian Acquisition, these were incurred in anticipation of the Colombian Acquisition closing. The costs are of a nature that would ordinarily be expensed as incurred post-acquisition, accordingly, the Company has not included these costs as a cost of the acquisition itself and has expensed them.

All claims are subject to minimum expenditure commitments.  The Company expects to incur the minimum expenditures to maintain the claims.

NOTE 6: PROPERTY AND EQUIPMENT

	December 31, 2025	December 31, 2024
Land	$—	$—
Equipment	47,910	47,910
	47,910	47,910
Accumulated depreciation	9,045	3,692
Balance	$38,865	$44,218

In May 2024, the Company entered into an agreement to purchase a farm in Colombia, for the purposes of housing the mining operations of the Company, for a total consideration of one billion Colombian pesos. During the six months ended June 30, 2024, the Company made the first install payment and recorded an additional in land for $69,004 (COP $250,000,000). However, the payment was refunded in July 2024 and the transaction was renegotiated. Subsequently, on December 18, 2024, the Company agreed to make a series of payments as deposits towards the land purchase. As at December 31, 2024, the Company had made prepayments of $47,393 (COP $250,000,000) and the remaining purchase price of COP$ 750,000,000 remained to be paid as follows: COP $24,500,000 on January 15, 2025; COP $24,500,000 on February 15, 2025; COP $275,500,000 to be paid on April 15, 2025; COP $275,500,000 to be paid on May 15, 2025; and, a final payment on the transfer of the deed, which is expected to be January 15, 2026. During the six months ended June 30, 2025, the Company made the January and February payments of COP$24,500,000 (totaling $25,900 USD), which as at June 30, 2025 are reflected as prepayments. The April and May payments were not made due to cash constraints and on Apil 11, 2025, the Company entered into an addendum to change the payment terms to COP$200,000,000 on May 15, 2025 and COP$351,000,000 on July 15, 2025. The Company did not make the May payment required by the addendum and in June 2025 decided to terminate the agreement to purchase and walk away from the deposits paid, which at the time amounted to $73,292, and was included in general and administrative expenses.

Depreciation for the year ended December 31, 2025 was $5,484 (2024 - $3,450).

NOTE 7: CONVERTIBLE DEBENTURE

On June 20, 2025, the Company finalized the terms of a convertible debenture with an existing shareholder in the amount of $150,000. The convertible debenture is non-interest bearing, with a two year maturity and is convertible into units at a price equal to the lower of $5 or at a 25% discount to the listing price, being the price of the common shares once listed on a North American stock exchange. Each unit will consist of one common share and one warrant, which warrants are exercisable into one common share for three years at a price of $5 per share.

As a result of the adoption of ASU 2020-06 in the year ended December 31, 2024, having determined that the conversion option was not required to be accounted for separately under ASC 815-15 and that there was no substantial premium in the issuance of the convertible debenture, the Company has recognized the proceeds allocated entirely to the convertible debenture.

NOTE 8: EQUITY

a.	Shares

On May 16, 2023, the Company issued 990,000 common shares at a price of $0.10 per share for gross proceeds of $99,000.

On September 21, 2023, the Company issued 10,000 common shares at a price of $0.10 per share for gross proceeds of $1,000.

On December 8, 2023, the Company issued 500,000 common shares at a price of $0.10 per share for gross proceeds of $50,000.

On December 20, 2023, the Company issued 2,000,500 units comprising of equal number of common shares and warrants at $0.20 per unit for gross proceeds of $400,100. The warrants can be converted into 1 common share for each warrant at exercise price of $ 1.00 and expires in 3 years.

On December 20, 2023, the Company issued 150,000 common shares at a price of $0.20 per share for gross proceeds of $30,000. Proceeds from this issuance were yet to be received as at December 31, 2023, these funds were received during the year ended December 31, 2024.

Between January 3, 2024 and April 8, 2024, the Company issued 1,462,917 common shares at a price of $2 per share for gross proceeds of $2,925,834 and then on April 15, 2024, issued another 184,166 common shares at a price of $4 per share for gross proceeds of $736,664. The Company incurred direct issue costs of $10,747 related to these issuances. Of these issuances, $315,000 of the proceeds was received during the year ended December 31, 2023, which was previously recognized as share subscription received in advance.

On March 15, 2024, the Company issued 25,000 shares valued at $2 per share as bonus compensation to a consultant, resulting in share-based compensation of $50,000.

On April 15, 2024, the Company issued 3,750 shares valued at $4 per share to a consultant as a prepayment for future marketing and investor relations services, resulting in a prepaid expense of $15,000.

During the year ended December 31, 2024, the Company received the proceeds of $30,000 related to the subscription receivable at December 31, 2023.

On September 27, 2024, the Company issued 8,000 common shares valued at $5 per share for gross proceeds of $40,000.

On April 9, 2024, the Company issued 1,211,687 common shares to GCOM related to the Colombian Acquisition, see Note 5.

On July 19, 2024, the Company issued 2,000,000 common shares related to the Argentinian Acquisition, and expects to issue another 400,000 Listing Shares, see Note 5, the latter of which have not been issued.

The Company executed subscription documents for 70,000 units valued at $5 per unit for gross proceeds of $350,000, from an existing shareholder, which were received on January 15, 2025. The units consist of one common share and one common share purchase warrant, which were issued on January 15, 2025, with an exercise price of $5.05 expiring in 3 years.

On June 17, 2025, the Company received proceeds from the exercise of warrants. In total 396,000 warrants exercised at the price of $1 per share were exercised and resulted in the issuance of 396,000 common shares. In order to induce the warrant holders to exercise their warrants, each holder was offered three additional warrants with an exercise price of $5.05 for three years. Further, any warrants held by those warrant holders that participated that remained unexercised had their term extended an additional three years until December 14, 2029. The Company determined that represented a modification and an inducement to motivate the investors to exercise their warrants. As the warrant holders were all current investors in the Company, the Company determined that the difference in the fair value of the warrants with the new terms and the fair value of the warrants under their original terms at the modification date as well as the value of the new warrants, should be recognized as a deemed dividend in the amount of $2,183,750.

The modification and new warrants fair value was determined using a Black-Scholes Model with the following inputs and results:

	Original Terms	Amended Terms	New Warrants
Grant Date	17-Jun-25	17-Jun-25	17-Jun-25
Expiry	14-Dec-26	14-Dec-29	17-Jun-28

Input Data
Current Stock Price	$2.00	$2.00	$2.00
Exercise Price	$1.00	$1.00	$5.05
Term of Warrants	1.49	4.50	3.00
Risk-Free Interest Rate	2.71%	2.96%	2.73%
Volatility	150.00%	150.00%	150.00%

Fair Value of Option	$1.5212	$1.8554	$1.4278
Modification benefit		$0.3342
Number of warrants		1,458,833	1,188,000
Value		$487,567	$1,696,183

On July 15, 2025, a further 27,000 warrants were exercised at the price of $1 per share were exercised and resulted in the issuance of 27,000 common shares, these warrant holders exercised on the same terms as the above, resulting in additional inducement and deemed dividend of $155,475.

The modification and new warrants fair value was determined using a Black-Scholes Model with the following inputs and results:

	Original Terms	Amended Terms	New Warrants
Grant Date	15-Jul-25	15-Jul-25	15-Jul-25
Expiry	14-Dec-26	14-Dec-29	15-Jul-28

Input Data
Current Stock Price	$2.00	$2.00	$2.00
Exercise Price	$1.00	$1.00	$5.05
Term of Warrants	1.42	4.42	3.00
Risk-Free Interest Rate	2.83%	3.08%	2.84%
Volatility	150.00%	150.00%	150.00%

Fair Value of Option	$1.5050	$1.8517	$1.4286
Modification benefit		$0.3467
Number of warrants		114,667	81,000
Value		$39,761	$115,714

Further, there were previously 300,000 warrants issued to the Executive Chairman, who sold his warrants other existing shareholders and related parties, as part of the transfer the term of these warrants was extended an additional three years until December 14, 2029. The CEO of the Company and the corporate secretary both participated and purchased 75,000 and 30,000 of the warrants, respectively. The Company treated this as a warrant modification and due to the Executive Chairman’s consulting role in the Company determined that the difference in the fair value of the warrants with the new terms and the fair value of the warrants under their original terms at the modification date was treated as share-based compensation expense in the amount of $97,035.

The modification fair value was determined using a Black-Scholes Model with the following inputs and results:

	Original Terms	Amended Terms
Grant Date	23-May-25	23-May-25
Expiry	14-Dec-26	14-Dec-29

Input Data
Current Stock Price	$2.00	$2.00
Exercise Price	$1.00	$1.00
Term of Warrants	1.56	4.56
Risk-Free Interest Rate	2.69%	2.93%
Volatility	150.00%	150.00%

Fair Value of Option	$1.5355	$1.8589
Modification benefit		$0.3235
Warrants		300,000
Share-based compensation		$97,035

On July 21, 2025, the Company agreed to a compensation package with a consultant overseeing the Argentinian properties setting their compensation for both before the IPO and after the IPO, the terms of which are not material. Further, as part of the agreement, the Company agreed to the following other key terms: issued 15,000 common shares of the Company; promised a $75,000 finders fee should the Company complete any significant financing with either of two parties introduced by the consultant, which to date has not occurred; and, the Company agreed that the prepayment for services recognized on the acquisition of 284 Ontario would be considered as compensation for submitting and completing a required Environmental Impact Study, which was completed in August. The Company recognized $75,000 of share based compensation expense.

On September 5, 2025, the Company issued 3,000 shares valued at an agreed upon value of $5 per share to a geological consultant as a bonus for their support during the listing process.

As of December 31, 2025 and December 31, 2024 the Company had an unlimited number of common shares authorized for issuance and 9,057,020 and 8,546,020 common shares issued, respectively.

b. Rights attached to shares:

The Common shares confer upon their holders’ voting rights and the right to participate in shareholders’ meetings, the right to share, on a per share pro rata basis, in Bonus Shares or Distributions (as defined in the Company’s Articles of Incorporation) as may be declared by the board of directors and approved by the shareholders, if required (out of funds legally available therefore), and the right to a share in excess assets upon liquidation of the Company – all as set forth in the Company’s Articles of Incorporation and in the Company’s Shareholders’ agreement.

c. Warrants

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding warrants, December 31, 2023 and 2024	2,000,500	$1.00	2.00
Exercised	(423,000)	$1.00	1.50
Warrants – issued in units subscription	70,000	$5.05	2.04
Warrants – issued as inducement	1,269,000	$5.05	2.46
Outstanding warrants, December 31, 2025	2,916,500	2.82	3.16

Under ASC Topic 815, the warrants are recorded as equity and included in additional paid-in capital.

d. Stock Options

Pursuant to the Company’s stock option plan approved March 15, 2024, options may be granted to employees, directors or consultants of the Company and such options to purchase common shares will have an exercise price not less than the “fair market value” of a Common Share on the date of grant. The total number of common shares issuable pursuant to the option plan shall not exceed 10% of the aggregate number of common shares issued and outstanding and the number of common shares reserved for issuance to any one person under options granted pursuant to the option plan may not exceed 5% of the issued and outstanding common shares on a non-diluted basis. The exercise price, term and vesting of options to purchase Common Shares shall otherwise be as approved by the Board. Unless otherwise determined by the Board, options to purchase Common Shares typically vest and become exercisable 50% at the end of six months from grant date and 50% at the end of twelve months from grant date.

The following table summarizes the stock option activity for the year ended December 31, 2025:

Grant Date	Expiry Date	Number of Options Granted	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
15-Mar-24	15-Mar-29	180,000	$2.00	3.21	$-
18-Jun-24	18-Jun-29	90,000	$4.00	3.47	-
30-Jun-24	30-Jun-29	320,000	$4.00	3.50	-
28-Aug-24	28-Aug-29	25,000	$5.00	3.66	-
25-Sep-24	25-Sep-29	243,000	$5.00	3.74	-
As of December 31, 2025		858,000	$3.89		$-

Inputs into the Black-Scholes Model:
Grant Date	15-Mar-24	18-Jun-24	30-Jun-24	28-Aug-24	25-Sep-24
Share price	$2.00	$2.00	$2.00	$2.00	$2.00
Exercise price	$2.00	$4.00	$4.00	$5.00	$5.00
Term	5	5	5	5	5
Risk-Free Interest Rate	3.53%	3.19%	3.43%	2.91%	2.76%
Volatility	150.00%	150.00%	150.00%	150.00%	150.00%

Given the lack of historical trading data for the Company’s common shares, the volatility was estimated using comparable companies with publicly available volatility data. Also due to the lack of historical trading data, the share price was determined using the price of the most recent (relative to the grant date) arm’s length private placements to arrive at the $2 share price. The expected life represents the time that the options are expected to be outstanding, which has been assumed to be their contractual term. The risk-free rate is based on U.S. Treasury Bond yields with an approximately equal expected life of the options. Dividend yield and forfeiture rates not factored into the valuation as the Company does not expect to pay cash dividends in the future and the Company has elected to account for forfeitures as they occur.

During the year ended December 31, 2025, the Company recognized $483,454 (2024 - $1,030,480) in share-based compensation expense relating to the vesting of the options.

NOTE 9: RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the noted years:

	Year Ended December 31, 2025	Accounts Payable - December 31, 2025	Year Ended December 31, 2024	Accounts Payable - December 31, 2024
Paid to the CEO or a company controlled by the CEO	$238,667	$135,722	$69,815	$11,744
Paid to the CFO or a company controlled by the CFO	$226,429	$113,034	$51,984	$-
Paid to the Executive Chairman	$209,667	$161,167	$13,168	$-
Paid to a law firm in which a director is a partner, for legal services – internal counsel and corporate secretary	$30,253	$10,627	$152,460	$9,082

During the year ended December 31, 2025, the Company paid $nil (2024 - $33,690) to a company that is also a significant shareholder of the Company, for consulting fees related to the Colombia acquisition.

NOTE 10: SEGMENT INFORMATION

The Company operates in one reportable segment which is the exploration and evaluation of mineral properties. The Company has no revenues and incurs expenditures in various jurisdictions, being Colombia, Argentina and North America (principally the U.S. and Canada, represented below as Jaguar Uranium Corp.).

The Company’s chief operating decision maker (“CODM”) is the senior executive committee that includes the chief executive officer, chief financial officer and the executive chairman.

The accounting policies are consistent with those described in the summary of significant accounting policies. The CODM evaluates performance and decides how to allocate resources based on net loss and the measure of segment assets is the consolidated total assets, and specifically, the consolidated value of mineral properties and consolidated cash and cash equivalents.

Year ended December 31, 2025	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
General and administrative expenses (a)	$47,066	$66,936	$1,429,484	$1,543,486
Legal and professional fees	1,406	—	502,443	503,849
Depreciation	5,484	—	—	5,484
Exploration and evaluation expenditures (see Note 6)	187,445	90,299	—	277,744
Interest and other (income) expense	—	—	941	941
Foreign exchange (gain) loss	(16,573)	2,520	(2,930)	(16,983)
Net income (loss) before income tax expense (recovery)	$224,829	$159,755	$1,929,938	$2,314,521

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss) before income tax expense (recovery)	$224,829	$159,755	$1,929,938	$2,314,521

(a) General and Administrative (G&A) expenses	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
Travel	$—	$—	$10,617	$10,617
Compensation	47,066	66,936	1,379,268	1,493,270
Other G&A	—	—	39,599	39,599
Total G&A	$47,066	$66,936	$1,429,484	$1,543,486

As at December 31, 2025	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
Mineral properties	$4,000,000	$4,150,000	$—	$8,150,000
Property and equipment	38,865	—	—	38,865
Total Long-Lived Assets	$4,038,865	$4,150,000	$—	$8,188,865

Year ended December 31, 2024	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
General and administrative expenses (a)	$60,323	$14,731	$1,357,182	$1,432,236
Legal and professional fees	50	—	787,944	787,994
Mineral properties impairment	3,028,325	592,124	—	3,620,449
Depreciation	3,450	—	—	3,450
Exploration and evaluation expenditures (see Note 6)	1,346,514	151,009	—	1,497,523
Interest and other (income) expense	(327,458)	—	(42,757)	(370,215)
Foreign exchange (gain) loss	(184,775)	(1,601)	36,829	(149,547)
Net income (loss) before income tax expense (recovery)	$3,926,429	$756,263	$2,139,197	$6,821,889

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss) before income tax expense (recovery)	$3,926,429	$756,263	$2,139,197	$6,821,889

(a) General and Administrative (G&A) expenses	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
Travel	$—	$—	$125,790	$125,790
Compensation	—	—	1,180,359	1,180,359
Other G&A	60,323	14,731	51,033	126,087
Total G&A	$60,323	$14,731	$1,357,182	$1,432,236

As at December 31, 2024	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
Mineral properties	$4,000,000	$4,150,000	$—	$8,150,000
Property and equipment	44,218	—	—	44,218
Total Long-Lived Assets	$4,044,218	$4,150,000	$—	$8,194,218

NOTE 11: INCOME TAX

A reconciliation between the effective income tax rate and the federal statutory income tax rate is as follows:

	December 31,	December 31,
	2025	2024
Domestic	$—	$(1,059,914)
Foreign	—	—
Income Tax Expense (Recovery)	$—	$(1,059,914)

The Company paid $0 ($0 - 2024) of income tax during the year.

The domestic and foreign components of income (loss) before income taxes are as follows:

Domestic	$(2,198,755)	$(7,267,133)
Foreign	(115,767)	445,243
Income Tax Expense (Recovery)	$(2,314,522)	$(6,821,890)

	December 31, 2025		December 31, 2024
Reconciliation of expected tax based on income (loss)	Amount ($)	Percent (%)	Amount ($)	Percent (%)
Loss from Continuing Operations Before Income Tax Expense	(2,314,522)		(6,821,890)
Statutory Income Tax Rate	(347,178)	15.0%	(1,023,283)	15.0%
Canadian Provincial Tax Net of Federal Income Tax Effect	(169,461)	7.3%	(585,458)	8.6%
Movement of Valuation Allowance	463,875	-20.0%	961,883	-14.1%
Stock Based Compensation	100,573	-4.3%	154,572	-2.3%
Other Permanent Adjustments	(1,187)	0.1%	(61,830)	0.9%
Difference in Foreign Tax Rates	(46,623)	2.0%	(263,590)	3.9%
Change in Enacted Tax Rates and other	-	0.0%	(205,578)	3.0%
Income tax expense (recovery)	-	0.0%	(1,023,283)	15.0%

The Company’s income tax (recovery) is allocated as follows:

Current tax expense	$-	$-
Deferred tax Expense	$-	$(1,059,914)

Deferred Income Taxes

The significant components of the deferred tax assets and liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Deferred Tax Assets
Share issuance costs - 20(1)(e )	$1,741	$2,321
Class 14.1 asset	202,668	130,069
Non-capital losses carried forward	1,752,693	1,390,707
Resource pools - Mineral Properties (Argentina)	271,765	311,176
Total Gross Deferred Tax Assets	2,228,867	1,834,273
Valuation Allowance	(2,193,631)	(1,801,937)
Total Deferred Tax Assets, Net of Valuation Allowance	$35,236	$32,335

Deferred Tax Liabilities
Mineral properties	$(1,400,000)	$(1,400,000)
Unrealized FX gain on account of capital	(35,236)	(32,335)
Total Gross Deferred Tax Liabilities	(1,435,236)	(1,432,335)
Net Deferred Tax Liabilities	$(1,400,000)	$(1,400,000)

In assessing the realizability of deferred tax assets, management considers all positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2025, the Company recorded a valuation allowance of $2,193,631.

As of December 31, 2025, the Company had Canadian federal net operating loss carryforwards ("NOLs") of $1,930,956, which have a 20-year expiration period and will begin to expire in 2041.

In assessing the realizability of deferred tax assets, management considers all positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company had Canadian federal net operating loss carryforwards (“NOLs”), which expire as follows:

2041	$59,919
2042	147,694
2043	385,623
2044	275,927
2045	1,061,794
Total	$1,930,956

The Company had Colombian net operating loss carryforwards ("NOLs"), which expire as follows:

2034	$968,436
2035	804,941
2036	1,501,549
2037	241,403
Total	$3,516,329

NOTE 12: SUBSEQUENT EVENTS

Subsequent to year end, the Company completed its IPO resulting in the issuance of 6,250,000 common shares at $4 per share for gross proceeds of $25,000,000, incurring $1,875,000 in agent fees and other expenses of approximately $450,000, of which $50,000 had been prepaid at December 31, 2025, resulting in net proceeds of $22,725,000.

As a result of completing the IPO, the following transactions were completed:

●	The Company’s convertible debenture was converted into 50,000 shares based on the lesser of $5 or 75% of the IPO price, which was $4.

●	400,000 Listing Shares and 600,000 Top Up Shares were issued related to the Argentina Acquisition.

●	3,836,757 Liquidity Event Shares were issued to GCOM related to the Colombia Acquisition.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On February 20, 2025, DNTW Toronto LLP notified us that its principals joined another accounting firm. As a result, on the same date, DNTW Toronto LLP resigned as our independent registered public accounting firm and we engaged Summit Group CPAs, P.C. as our independent registered public accounting firm.

The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by DNTW Toronto LLP. There were no matters that were either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

In connection with the audit of the fiscal year ended December 31, 2023 and through February 20, 2025, there were no disagreements with DNTW Toronto LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. During the Company’s two most recent completed fiscal years and interim period through February 20, 2025, there were no “reportable events” as such term is described in Item 304(a)(1)(iv) of Regulation S-K with DNTW Toronto LLP.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Our management carried out, as of December 31, 2025, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025, and that no material weaknesses in internal control over financial reporting were identified.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Rule 10b5-1 Trading Plans

The Company’s executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of its common shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended December 31, 2025, no officers or directors of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

The Company has adopted an insider trading policy governing the purchase, sale, and other dispositions of the Company’s securities by directors, senior management, and employees. A copy of the insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and position of our executive officers and directors.

Name	Age	Position
Executive Officers:
Steven Gold	46	President, Chief Executive Officer and Director
William Avery	44	Chief Financial Officer
Directors:
Luis Ducassi	43	Executive Chairman of the Board
Maxime Leclerc	39	Director
Trumbull Fisher(1)	41	Director
Janet Meiklejohn	62	Director
Tomas De Pablos Souza	45	Director

(1)	Trumbull Fisher has been appointed to the Board pursuant to the Berlin Project SPA.

Background of Executive Officers and Directors

Luis Ducassi has served as our Executive Chairman since April 1, 2024. Prior to that, Mr. Ducassi was our Chief Executive Officer since the Company’s inception on December 16, 2022. Between August 2021 and December 2022, Mr. Ducassi took a temporary leave of absence due to personal obligations. Prior to that, between August 2020 and August 2021, he served as the General Manager of Mining Promotion and Sustainability of Ministry of Energy and Mines in Peru, where he managed, updated and monitored the portfolio of mining projects both in construction and exploration. A respected businessman, Mr. Ducassi led mining efforts in Peru for the Ministry of Energy and Mines and played a key role in negotiating and financing renewable energy projects. Between October 2017 and July 2020, Mr. Ducassi served as the Director of Mining Projects of Peru’s Private Investment Promotion Agency. Earlier in his career, Mr. Ducassi worked as an associate at Banco de Credito del Peru, from November 2010 to July 2012. In his earlier career, Mr. Ducassi worked at World Bank, where he was a short-term consultant from July 2005 to July 2006 and a junior professional associate from August 2006 to August 2008, gaining experience in financial markets. Mr. Ducassi received his Bachelor’s degree from Universidad del Pacifico in Business Administration in 2003 and his Masters of Business Administration from INSEAD in 2010.

Steven Gold has served as our President and Chief Executive Officer since May 21, 2024. Prior to this, he held the position of Chief Financial Officer, starting on December 10, 2023. He has also served as a director since January 1, 2024. Mr. Gold has nearly 25 years of capital markets experience in the natural resources sector, having held various positions in the investment industry across both the buy and sell sides with Tier-1 funds and brokerages. Prior to serving at the Company, during 2023, Mr. Gold had been offering corporate development and investor relations consultancy to junior natural resource companies on a contractual basis. Between 2021 and 2023, Mr. Gold served as the vice president of corporate development at Collective Mining Corp. Between 2018 and 2021, Mr. Gold took a temporary leave of absence due to personal obligations. Previously, between 2012 and 2018, he served as the CFO of Energold Drilling Corp. In addition, Mr. Gold held senior officer roles at various junior and mid-level global mining-sector companies with a focus on Latin America and Africa. Mr. Gold is a Director of Fusion Fuel Green PLC, a U.S.-listed public company. Mr. Gold received his Bachelor’s degree in Industrial Relations from McGill University in 2001 and his CFA designation from CFA Institute in 2006.

William Avery has served as our Chief Financial Officer since June 1, 2024. Since September 2023, Mr. Avery has been operating his own wholly-owned business, Avery Professional Corporation, which provides CFO consulting services. While providing consultancy to companies, Mr. Avery is also named as the Chief Financial Officer of PharmAla Biotech Holdings Inc., a Canadian public company. Mr. Avery has nearly 20 years of experience in public accounting and corporate finance, including eleven years as a partner at MNP LLP, a leading national accounting firm in Canada. From 2016 to 2023, he served as the Regional Public Companies Leader in Toronto, Ontario, where he specialized in helping companies go public in both the United States and Canada, as well as cross-listing, across a wide variety of industries. Prior to that, he held the position of Human Capital Leader in Mississauga, Ontario, from 2014 to 2016. Mr. Avery is a CPA (Canada) and CPA (New York) with expertise in U.S. GAAP and IFRS. Since leaving public accounting, he has worked as CFO and financial consultant to both private and public companies, providing strategic financial leadership to businesses pursuing public listings. Mr. Avery has received his Honors Arts Accountancy Coop and Post-Baccalaureate Diploma in Accounting from University of Waterloo in 2005.

Maxime Leclerc has served as one of our directors since May 21, 2024. Mr. Leclerc has over 20 years of experience in the commodities sector, specializing in energy, metals, and minerals. He is the Founder of Aliki Global, a company that provides management and business advisory services, where he has been working as an advisor since December 2018. He is also the co-founder of Abaxx Exchange and a partner at Abaxx Technologies Inc. Previously, Mr. Leclerc held senior roles at Goldman Sachs, focusing on derivatives and bespoke transaction structuring. He has expertise in transitioning private businesses to public companies, particularly in energy and mining and holds a directorship in a private company. Mr. Leclerc is highly skilled in physical markets and has strong connections with major trading houses. Mr. Leclerc has received his Masters of Science degree in Economics from Universite Paris Dauphine in 2006 and his Masters of Science degree in Finance from London School of Economics in 2008.

Trumbull Fisher has served as one of our directors since April 8, 2024. Mr. Fisher is a capital markets professional with over 15 years of experience both working at investment banks and in investment management. He has experience raising capital for small cap companies while working for institutional investment banks and working with start-up companies. Between March 2019 and September 2022, he served as the chief executive officer and a director of New Wave Esports Corp. (CSE: NWES) and since August 2022, he has been serving as the chief executive officer and a director of Green Shift Commodities Ltd. (TSXV: GCOM.V). Mr. Fisher has vast experience on both public and private boards in addition to holding other roles which include, chairman, chief executive officer, president, and advisor to both public and private companies. Mr. Fisher has received his bachelor’s degree in law from Carleton University in 2005.

Janet Meiklejohn has been appointed to serve as one of our directors, effective upon the completion of this Offering. Ms. Meiklejohn is an experienced financial executive and director with more than 30 years of experience in corporate finance, institutional equity sales, and senior leadership roles. From 1997 to 2015 she was in institutional equity sales with several leading Canadian investment banks, including Salman Partners, Desjardins Financial, National Bank and Macquarie participating in more than $20 billion of financings. From 2015 to 2018, she was a Principal at Emerald Capital providing investor relations and corporate development advisory services to mining and biotech companies. From 2018 to 2024, Ms. Meiklejohn held Chief Financial Officer and Director of Finance roles with several public and private companies, including Canada Rare Earth Corp., Empress Royalty Corp., The Very Good Food Company Inc., and Renaissance Bioscience Inc., where she was responsible for financial reporting, capital raising, investor relations, compliance, and strategic planning. From 2024 to present, Ms. Meiklejohn has been providing corporate development advisory services to Forum Energy Metals in connection with their acquisition in August 2025. She also currently serves as a director and audit committee chair of Impact Silver Corp. since August 2024; a director of Horizon West Infrastructure Fund since March 2024, and a director of Baselode Energy (previously Forum Energy Metals) since 2021. Ms. Meiklejohn holds an MBA from the Richard Ivey School of Business, a BBA from the University of Regina, and is a Chartered Professional Accountant (CPA, CA).

Tomas De Pablos Souza has been appointed to serve as one of our directors, effective upon the completion of this Offering. Mr. De Pablos Souza is a seasoned entrepreneur in mining market, specifically lithium, and has been part of the founding team of two lithium projects now in production. Mr. De Pablos Souza began his career with Minera EXAR S.A. (a joint venture between Lithium Americas Corp and Ganfeng S.A.), contributing to the Cauchari project in Jujuy. In 2015, he co-founded Liex S.A. and co-led its sale to Zijin Mining Group in 2022 for CAD$900 million. Since May 2024, Mr. De Pablo Souza serves as a board member and Senior Leadership Team advisor for Liex, and as a consultant for Andina Mining. Mr. Souza received his Bachelor’s degree in Law from Universidad Argentina de la Empresa in 2006.

Board Committees

The committees of our Board consists of an audit committee (the “Audit Committee”), a compensation committee (the “Compensation Committee”), and a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”). The Board has adopted a charter for each of these committees, which complies with the applicable NYSE American rules. Copies of the charters for each committee are publicly available on our website at www.jaguaruranium.com.

Audit Committee

The Audit Committee is comprised of Janet Meiklejohn, Maxime Leclerc and Tomas De Pablos Souza, each of whom is considered independent under the NYSE American listing standards and applicable SEC rules. All of our members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and NYSE American. Janet Meiklejohn is the chair of the Audit Committee. The Board has determined that each of Janet Meiklejohn, Maxime Leclerc and Tomas De Pablos Souza qualifies as an “audit committee financial expert” as defined in the applicable SEC rules and has the requisite financial sophistication as defined under the applicable NYSE American rules and regulations.

The Audit Committee has adopted a written charter that sets out its duties and responsibilities. The Audit Committee is responsible for, among other things:

●	overseeing the Company’s accounting and financial reporting processes and the audit of the Company’s financial statements;

●	selecting, retaining, compensating, and overseeing the Company’s independent auditors and, if necessary, terminating their services;

●	reviewing the independent auditors’ qualifications, performance, and independence, and assuring proper rotation of lead audit partners;

●	pre-approving all audit and permitted non-audit services provided by the Company’s independent auditors;

●	reviewing and discussing the company’s annual and quarterly financial statements, as well as significant accounting issues and financial reporting risks;

●	reviewing internal controls over financial reporting and disclosure controls, including material weaknesses and deficiencies, and management’s response to such issues;

●	monitoring the Company’s compliance with applicable legal and regulatory requirements, and overseeing the Company’s policies for managing significant risks, including financial and cybersecurity risks;

●	establishing procedures for handling complaints regarding accounting and auditing matters, and the confidential submission of employee concerns;

●	producing the audit committee report to be included in the Company’s annual proxy statement; and

●	reviewing and approving related party transactions and conflict-of-interest situations.

The Audit Committee has the authority to retain outside advisors as necessary to fulfill its duties and responsibilities.

Compensation Committee

The Board has also established a Compensation Committee, which consists entirely of independent directors under the NYSE American listing standards and applicable SEC rules. The members of the Compensation Committee are Janet Meiklejohn, Maxime Leclerc and Tomas De Pablos Souza. The Compensation Committee assists the Board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers.

The Compensation Committee’s duties, which is specified in our Compensation Committee charter, include, among other things:

●	reviewing and approving, on an annual basis, corporate goals and objectives relevant to the CEO’s compensation, evaluating the CEO’s performance in light of these goals, and determining the CEO’s compensation based on the evaluation;

●	reviewing and recommending to the Board the compensation of all other executive officers, considering the results of the most recent shareholder advisory vote on executive compensation;

●	reviewing and making recommendations on incentive compensation and equity-based plans, as well as administering these plans, including the granting of awards and setting the terms and conditions of such grants;

●	reviewing the Company’s executive compensation policies and discussing the compensation discussion and analysis for inclusion in the Company’s annual report and proxy statement;

●	reviewing and recommending employment agreements, severance arrangements, and change-in-control benefits for the CEO and other executive officers;

●	reviewing stock ownership guidelines for executives and monitoring compliance with the Compensation Committee charter;

●	reviewing compensation arrangements to ensure they do not encourage excessive risk-taking and discussing the relationship between risk management and compensation policies;

●	overseeing engagement with shareholders and proxy advisory firms on executive compensation matters; and

●	reviewing director compensation and benefits annually and making recommendations to the Board.

Nominating and Corporate Governance Committee

The Board has also established a Nominating and Corporate Governance Committee which is comprised of three directors, Tomas De Pablos Souza, Maxime Leclerc, and Janet Meiklejohn, who satisfy the “independence” requirements under the NYSE American listing standards and applicable SEC rules.

The Nominating and Corporate Governance Committee’s duties, which is specified in our Nominating and Corporate Governance Committee charter include, among other things:

●	identifying and evaluating candidates for the Board, including nominations by shareholders and recommendations to the Board for approval;

●	recommending the composition and chairmanship of the Board committees and making recommendations regarding the selection of candidates to fill vacancies;

●	developing and recommending corporate governance guidelines, policies, and practices, and reviewing them annually for potential updates;

●	overseeing the evaluation process for the board and its committees, including an annual assessment of their performance;

●	reviewing director compensation and benefits annually and recommending any necessary changes to the Board; and

●	overseeing orientation programs for new directors and continuing education programs for current directors.

Board Composition

Our business and affairs are organized under the direction of the Board. The Board currently consists of six members. Subject to the BCBCA and the Articles, the primary responsibilities of the Board are to provide oversight, strategic guidance, counseling, and direction to our management. The Board shall meet on a regular basis and additionally as required.

Pursuant to the IsoEnergy IRA, IsoEnergy has the right to nominate one director to our Board, subject to the limitations set forth in IsoEnergy IRA.

Pursuant to the Berlin Project SPA, Green Shift has the right to nominate a number of directors to our Board proportionate to the combined shareholdings of Green Shift and GEI (including their respective affiliates), rounded down to the nearest whole number. For example, based on their current combined shareholding of approximately 20% of our Common Shares on an undiluted basis, Green Shift would be entitled to nominate one director to our Board.

Director Term Limits

All directors cease to hold office immediately before the election or appointment of directors, but are eligible for re-election or re-appointment. We have not adopted term limits for the directors of the Board as term limits could result in the loss of directors who have been able to develop, over a period of time, significant insight into the Company and its operations and an institutional memory that benefits the Board as well as the Company and its shareholders.

Board Meetings

During the fiscal year ended December 31, 2025, the Board met 2 times. All of our directors attended 75% or more of the aggregate number of meetings of the Board. The directors are strongly encouraged to attend future meetings of shareholders.

Family Relationships

There are no familial relationships among any of our directors or executive officers.

The Company’s Code of Conduct and Ethics, which covers all employees (including the Company’s executive officers), meets the requirements of the SEC rules promulgated under Section 406 of the Sarbanes-Oxley Act of 2002. The Code of Conduct and Ethics is available on the Company’s website at https://www. https://jaguaruranium.com/investors/, and copies are available to shareholders without charge upon written request to the Company (attention: Corporate Secretary) at the Company’s principal executive offices. Any substantive amendment to the Code of Conduct and Ethics or any waiver of the Code granted to the Company’s executive officers will be posted on the Company’s website at https://www.https://jaguaruranium.com/investors/ within five business days (and will be retained on the website for at least one year).

Item 11.	Executive Compensation

Executive Compensation

Our executive officers as of and for the year ended December 31, 2025, whom we refer to as our “named executive officers” were:

●	Luis Ducassi, our Executive Chairman

●	Steven Gold, our President and Chief Executive Officer

●	William Avery, our Chief Financial Officer

Summary Compensation Table

The following table sets forth information concerning the compensation of the named executive officers for the years ended December 31, 2025, and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Luis Ducassi	2025	135,000	75,000	—	—	210,000
Executive Chairman	2024	13,168	—	118,630	—	131,798
Steven Gold(1)	2025	163,500	75,000	—	—	238,500
President, Chief Executive Officer	2024	69,815	—	301,518	—	371,333
William Avery(2)	2025	150,000	75,000	—	—	225,000
Chief Financial Officer	2024	49,500	2,500	188,200	—	240,200

(1)	The salary for Steven Gold consisted of payments made to 2335350 Ontario Inc.

(2)	The salary for William Avery consisted of payments made according to the terms of a consulting contract to Avery Professional Corporation.

(3)	Amounts shown in this column represent the aggregate grant date fair value of the stock options awarded to the named executive officers in fiscal years 2025 and 2024. These values have been determined in accordance with FASB ASC Topic 718 using a Black-Scholes model. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the disclosures for share-based compensation and granted option awards contained in Note 3 and Note 8 to the Company’s consolidated financial statements included elsewhere in this registration statement. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the named executive officers upon exercise of the stock options.

Narrative Disclosure to Summary Compensation Table

Employment Agreements and Arrangements

We have entered into written executive employment agreements (each, an “Employment Agreement”) with each of our Luis Ducassi, Steven Gold and William Avery, which became effective on August 1, 2025. Some of the terms of the Employment Agreements include:

●	Prior Consulting Relationship: Each executive previously provided services to the Company as an independent contractor pursuant to a Consulting Agreement. The consulting arrangements were mutually terminated effective as of the date each executive commenced full-time employment.

●	Position and Duties: Each executive is employed in a senior leadership role appropriate to their title, with responsibilities customary to such position and as otherwise assigned by the Chief Executive Officer or the Board. Executives may be appointed to other positions with affiliates or investee companies without additional compensation.

●	Base Salary: Executives are entitled to an annual base salary of $250,000, $250,000 and $200,000 for each of Luis Ducassi, Steven Gold and William Avery, respectively, subject to periodic review but not subject to decrease during the term of employment.

●	Bonus: Executives are eligible to receive annual discretionary bonuses under any applicable management incentive plan adopted by the Company. In the year in which the Company completes a Liquidity Event (as defined in each of the Employment Agreements), each executive is entitled to a guaranteed bonus equal to 75% of their base salary, payable within 30 days of the closing of such event.

●	Equity Compensation: Executives are entitled to participate in the Company’s Equity Incentive Plan and may receive grants of stock options, restricted stock units, performance stock units or other equity awards as determined by the Board. Equity awards vest in full upon termination without cause or resignation for good reason.

●	Liquidity Event Equity Grant: Upon the closing of a Liquidity Event (as defined in each of the Employment Agreements), Luis Ducassi, Steven Gold and William Avery will receive 250,000, 250,000 and 200,000 options, respectively, to purchase Common Shares at the Liquidity Event (as defined in each of the Employment Agreements) price.

●	Change of Control: Upon the occurrence of a Change of Control Event (as defined in each of the Employment Agreements), each of Luis Ducassi, Steven Gold and William Avery, respectively, will receive 500,000, 500,000 and 350,000 deferred stock units. If such event results in the executive’s termination without cause or resignation for good reason, the deferred stock units will be replaced by the same amount of restricted stock units for each of the executives, which shall fully vest immediately.

●	Severance: If the Company terminates an executive’s employment without cause or if the executive resigns for good reason, and subject to execution of a release, the executive is entitled to:

●	A lump sum severance payment equal to twenty-four, twenty-four and eighteen months of base salary, for each of Luis Ducassi, Steven Gold and William Avery, respectively, reduced by any ESA notice and severance entitlement; and

●	Payment of the executive’s guaranteed bonus (in the case of William Avery, multiplied by 0.5).

●	Benefits and Perquisites: Executives are eligible to participate in all Company benefit plans made generally available to similarly situated employees, subject to plan terms and applicable eligibility requirements.

●	Vacation: Each executive accrues five weeks (25 business days) of paid vacation annually, pro-rated for partial years.

●	Restrictive Covenants: The Employment Agreements include customary confidentiality, non-disparagement, assignment of intellectual property rights, and non-solicitation provisions. Non-solicitation obligations apply for 12 months following termination.

●	Employment at Will with ESA Minimums: The Company may terminate an executive’s employment at any time with or without cause, in accordance with the minimum requirements under the Ontario Employment Standards Act, 2000 (“ESA”), and any enhanced entitlements are conditioned upon execution of a release of claims.

Outstanding Equity Awards at the Fiscal Year-End

The following table sets forth information concerning the equity awards of the named executive officers as of December 31, 2025.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date (D-M-Y)
Luis Ducassi	8,680	—	8,680	$4.00	30-Jun-29
	19,845	—	19,845	$5.00	25-Sep-29
Steven Gold	10,140	—	10,140	$2.00	15-Mar-29
	8,680	—	8,680	$4.00	30-Jun-29
	19,845	—	19,845	$5.00	25-Sep-29
William Avery	11,580	—	11,580	$4.00	18-Jun-29
	12,160	—	12,160	$5.00	28-Aug-29
	19,845	—	19,845	$5.00	25-Sep-29

Director Compensation

The following table provides information concerning the compensation of each director on the Board who did not serve as a named executive officer as of the year ended December 31, 2025.

Name	Fees earned or paid in cash ($)	Option award ($)	All other compensation ($)	Total ($)
Jose Vizquerra(1)	—	—	—	—
Maxime Leclerc	—	—	—	—
Trumbull Fisher	—	—	—	—

(1)	Mr. Vizquerra resigned as a member of the Board on August 1, 2025.

Narrative Disclosure to Director Compensation Table

Subsequent to December 31, 2025, as of the IPO, the compensation of the members of the Board is $5,000 per month.

Employee Benefit Plans

Stock Option Plan

We have a stock option plan in place (the “Stock Option Plan”), that was approved on March 15, 2024. Accordingly, options may be granted to employees, directors or consultants of the Company. The total number of Common Shares issuable pursuant to the option plan will not exceed 10% of the aggregate number of Common Shares issued and outstanding and the number of Common Shares reserved for issuance to any one person under options granted pursuant to the option plan may not exceed 5% of the issued and outstanding Common Shares on a non-diluted basis. The exercise price, term and vesting of options to purchase Common Shares will otherwise be as approved by the Board. Unless otherwise determined by the Board, options to purchase Common Shares typically vest and become exercisable 50% at the end of six months from grant date and 50% at the end of twelve months from grant date.

We measure equity settled share-based payments based on their fair value at the grant date and recognize compensation expense on a straight-line basis over the vesting period. Fair value is measured using the Black-Scholes Model. In estimating fair value, management is required to make certain assumptions and estimates such as the expected life of units, volatility of the Company’s future share price, risk free rates, expected forfeiture and future dividend yields at the initial grant date. Changes in assumptions used to estimate fair value could result in materially different results. We have elected to recognize the effect of awards for which the requisite service period is not rendered when the award is forfeited, which is to recognize the effect of forfeitures in compensation cost when they occur. Previously recognized compensation cost for an award is reversed in the period that the award is forfeited. Further, we have elected to use the contractual term as the expected term.

In 2024, our Executive Chairman Mr. Ducassi was granted 35,000 options exercisable at $4.00 and expiring on June 30, 2029 and 33,000 options exercisable at $5.00 expiring on September 25, 2029, our President and Chief Executive Officer Mr. Gold was granted 100,000 options exercisable at $2.00 and expiring on March 15, 2029, 35,000 options exercisable at $4.00 and expiring on June 30, 2029, and 33,000 options exercisable at $5.00 and expiring September 25, 2029, and our Chief Financial Officer Mr. Avery was granted 50,000 options exercisable at $4.00 and expiring June 18, 2029, 25,000 options exercisable at $5.00 and expiring on August 28, 2029, and 33,000 options exercisable at $5.00 and expiring on September 25, 2029.

Also in 2024, our directors received option awards for their service on the Board under the Stock Option Plan. These option awards are discretionary and not granted pursuant to a formal Board compensation policy. On June 30, 2024, Jose Vizquerra, Maxime Leclerc, and Trumbull Fisher were each granted 35,000 options with an exercise price of $4.00 and a five-year term. Additionally, on September 25, 2024, Jose Vizquerra, Maxime Leclerc, and Trumbull Fisher were each granted 18,000 options with an exercise price of $5.00 and a five-year term.

2025 Equity Incentive Plan

In connection with the consummation of the IPO, the Board has adopted and approved the Jaguar Uranium Corp. 2025 Equity Incentive Plan (the “2025 Equity Incentive Plan”). The 2025 Equity Incentive Plan is designed to align the interests of officers, employees, and other eligible service providers with those of the shareholders and to help the company attract and retain qualified personnel. It also aims to associate part of the compensation for these individuals with the returns achieved by shareholders.

Administration.    The 2025 Equity Incentive Plan is administered by the Board, which has broad authority to interpret the 2025 Equity Incentive Plan, grant awards, and establish the terms and conditions for each award. The Board can delegate its authority as necessary, provided it complies with applicable law.

Share Reserve.    The total number of shares available under the 2025 Equity Incentive Plan is limited to 10% of the issued and outstanding shares of the Company. This percentage includes shares from other security-based compensation plans. Certain limits apply to insiders, preventing them from receiving more than 10% of the total shares issued at any time.

Types of Awards.    Awards under the 2025 Equity Incentive Plan may include options, restricted share units (RSUs), and performance share units (PSUs). Each award type comes with specific vesting, performance, and exercise conditions, as outlined in individual grant agreements.

Transferability.    Awards under the 2025 Equity Incentive Plan cannot be transferred or assigned, except under limited conditions such as death or legal succession.

Change in Control.    In the event of a change in control, outstanding awards may vest early or be adjusted depending on the specifics of the transaction and the participant’s relationship with the Company.

Amendment and Termination.    The 2025 Equity Incentive Plan can be amended or terminated by the Board at any time, but any changes that negatively impact participant rights require their consent unless the changes are necessary for legal compliance. Certain amendments, such as increasing the number of shares issuable or changing eligibility criteria, require shareholder approval.

Clawback Provisions.    The 2025 Equity Incentive Plan includes provisions for recoupment of awards if a participant engages in misconduct, breaches restrictive covenants, or if the company is required to restate its financial statements.

This 2025 Equity Incentive Plan replaces the Company’s prior stock option plan, with all outstanding awards from the prior plan included in the share reserve limits under the current 2025 Equity Incentive Plan.

Compensation Committee Interlocks and Insider Participation

No person who has served as a member of the Compensation Committee during the last completed fiscal year (i) was, during that fiscal year, an officer or employee of the Company, (ii) was formerly an officer of the Company or (iii) had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K.

No executive officer of the Company served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Company.

No executive officer of the Company served as a director of another entity, one of whose executive officers served on the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Company.

No executive officer of the Company served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of the Common Shares by:

●	each person who is the beneficial owner of more than 5% of the outstanding Common Shares;

●	each of our named executive officers;

●	each of our directors and director nominees; and

●	all of our current named executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if they possess sole or shared voting (which includes the power to vote or to direct the voting of) or investment power (which includes the power to dispose of or to direct the disposition of) of that security, including options and warrants that are currently exercisable or exercisable within sixty (60) days.

The beneficial ownership of our Common Stock is based on 20,193,777 Common Shares issued and outstanding as of March 27, 2026.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Directors, Director Nominees and Named Executive Officers
Luis Ducassi, Executive Chairman(2)	528,000	2.61%
Steven Gold, President, Chief Executive Officer(3)	293,000	1.43%
William Avery, Chief Financial Officer(4)	108,000	*
Maxime Leclerc, Director(5)	53,000	*
Trumbull Fisher, Director(6)	53,000	*
Janet Meiklejohn, Director Nominee	—	—
Tomas De Pablos Souza, Director Nominee	—	—
All directors, director nominees and executive officers as a group (7 persons)	1,035,000	5.00%
5% Beneficial Holders
Beaconsfield Ventures Ltd.(7)	1,660,834	7.96%
Green Shift Commodities Ltd.(8)	5,048,444	25.00%
IsoEnergy Ltd. (Consolidated Uranium Inc.)(9)	3,000,000	14.86%
Sachem Cove Special Opportunities Fund LP (10)	1,079,645	5.33%

*	Indicates beneficial ownership of less than 1% of the total issued and outstanding Common Shares.

(1)	Unless otherwise noted, the business address of each of the following is 3-1136 Centre Street, Thornhill, Ontario, L4J 3M8 Canada.

(2)	The number of shares beneficially owned includes 35,000 options exercisable at $4.00 per Common Share and expiring on June 30, 2029, 33,000 options exercisable at $5.00 per Common Share and expiring on September 25, 2029.

(3)	The number of shares beneficially owned includes 100,000 options exercisable at $2.00 per Common Share and expiring on March 15, 2029, 35,000 options exercisable at $4.00 per Common Share and expiring on June 30, 2029, and 33,000 options exercisable at $5.00 per Common Share and expiring on September 25, 2029. The number of shares beneficial owned also includes 75,000 warrants held by Steven Gold’s spouse Jodi Kaufman exercisable at $1.00 per Common Share and expiring on December 14, 2029, which are deemed to be beneficially owned by Steven Gold.

(4)	The number of shares beneficially owned includes 50,000 options exercisable at $4.00 per Common Share and expiring on June 18, 2029, 25,000 options exercisable at $5.00 per Common Share and expiring on August 28, 2029, and 33,000 options exercisable at $5.00 per Common Share and expiring on September 25, 2029.

(5)	The number of shares beneficially owned includes 35,000 options exercisable at $4.00 per Common Share and expiring on June 30 2029, and 18,000 options exercisable at $5.00 per Common Share and expiring on September 25, 2029.

(6)	The number of shares beneficially owned includes 35,000 options exercisable at $4.00 per Common Share and expiring on June 30 2029, and 18,000 options exercisable at $5.00 per Common Share and expiring on September 25, 2029.

(7)	Chris Irwin has voting and investment control over the shares held by Beaconsfield Ventures Ltd. The address of Beaconsfield Ventures Ltd. is 397 Russell Hill Road, Toronto, Ontario M4V 2M3. The number of shares beneficially owned includes 216,667 warrants exercisable at $1.00 per Common Share and expiring on December 14, 2029, and 450,000 warrants exercisable at $5.05 per Common Share and expiring on June 17, 2028.

(8)	Green Shift Commodities Ltd. is a publicly traded company on the TSX Venture Exchange and the OTCQB. Its address is 303 – 217 Queen St. West, Toronto, ON Canada M5V 0R2. The percentage of beneficial ownership after the Offering includes the Liquidity Event Shares.

(9)	IsoEnergy Ltd. is a publicly traded company on the Toronto Stock Exchange and the OTCQX. Its address is 217 Queen St. West, Unit 401, Toronto, ON Canada M5V 0R2. Consolidated Uranium Inc. is a wholly-owned subsidiary of IsoEnergy Ltd. The percentage of beneficial ownership after the Offering includes the Listing Event Shares.

(10)	The number of shares beneficially owned includes 70,000 warrants exercisable at $5.05 per Common Share and expiring on January 15, 2028. Sachem Cove Partners LLC is the General Partner of Sachem Cove Special Opportunities Fund LP. Timothy Rotolo is the principal of the general partner of Sachem Cove Special Opportunities Fund LP. The address of Sachem Cove Special Opportunities Fund LP is 44 Main Street, Cold Spring Harbor, New York, New York 11724.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since December 16, 2022 (our inception) and any currently proposed transactions, to which we were or are to be a participant, in which (i) the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any affiliate or member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under the heading “Executive and Director Compensation” in this Annual Report on Form 10-K.

Our Policy Regarding Related Party Transactions

Following this Offering, the Board intends to adopt a written policy on transactions with related persons that is in conformity with the requirements for issuers listed on the NYSE American. Under such policy:

●	Any related party transaction, and any material amendment or modification to a related party transaction, must be reviewed and approved or ratified by the Audit Committee, which is composed solely of independent directors who are disinterested.

●	Any employment relationship or transaction involving an executive officer and any related compensation must be approved by the Compensation Committee or recommended by the Compensation Committee to the Board for approval.

●	The Audit Committee or disinterested directors, as applicable, will review and examine the name of the related party and the basis on which the person is a related party, the material terms of the transaction, including the approximate dollar value of the amount involved and all material facts regarding the related party’s direct or indirect interest in, or relationship to, the related party transaction.

●	The Audit Committee or disinterested directors, as applicable, will determine whether the related party transaction was undertaken in the ordinary course of business and whether the terms are comparable to those that would have been reached with an unrelated third party.

If the Company becomes aware of a Related Party Transaction that has not been approved under the policy, the transaction will be reviewed in accordance with the policy’s procedures. If not ratified, additional actions, including immediate discontinuation or rescission of the transaction, may be directed by the Audit Committee.

Transactions with Related Persons

Other than the employment arrangements with our named executive officers, the issuances of equity awards to our executive officers and directors, and the transactions related to the acquisitions of our subsidiaries, there were no related party transactions during the years ended December 31, 2024 and 2023.

Investor Rights Agreement

In connection with the Argentina Projects SPA, we entered into the IsoEnergy IRA. Pursuant to the IsoEnergy IRA, IsoEnergy is entitled to participate in future equity financings, including the issuance of equity securities or securities convertible into or exercisable for equity securities in any public or private offering, on terms consistent with those offered to other investors, subject to certain exceptions, including issuances of securities (a) under our existing or future share-based incentive plans, (b) upon the exercise or conversion of previously issued convertible or exchangeable securities, (c) in connection with acquisitions, business combinations, or other asset transactions, and (d) through a rights offering made available to all shareholders.

IsoEnergy is also entitled to nominate one director to the Board following the Company’s listing on the NYSE American. The nominee, who may be a director or officer of IsoEnergy, is not required to meet independence criteria. We are required to take all necessary steps to ensure the appointment of IsoEnergy’s nominee to the Board, who will receive the same compensation, indemnification, and benefits as the other directors.

The IsoEnergy IRA will terminate when IsoEnergy’s ownership percentage in the Company falls below 5%. Upon termination, all rights and obligations under the agreement will cease.

Shareholders’ Agreement

The Shareholders’ Agreement governs the rights, obligations, and restrictions of our current shareholders with respect to the Common Shares. The Shareholders’ Agreement includes provisions relating to the transfer of shares, corporate governance, and the ability of shareholders to influence significant decisions affecting us.

Share Transfer Restrictions

The Shareholders’ Agreement imposes restrictions on the transfer of Common Shares by shareholders. Any shareholder wishing to transfer their Common Shares must first offer them to us and then to the other shareholders under the same terms.

Shareholder Approval for Common Share Issuances

The Shareholders’ Agreement requires that any issuance or alteration of our authorized or issued capital, including the creation of new share classes or the issuance of additional Common Shares, must be approved by at least 60% of the voting shares, including the consent of Jose Vizquerra and Roxy Capital Corporation.

Director Nomination Rights

Pursuant to the Shareholders’ Agreement, both Jose Vizquerra and Roxy Capital Corporation have the right to nominate directors to our Board. Jose Vizquerra has exercised his right by nominating himself as a director. Roxy Capital Corporation has not exercised its nomination rights.

Drag-Along Rights

The Shareholders’ Agreement grants drag-along rights to shareholders holding 75% or more of the voting shares, allowing them to compel other shareholders to sell their Common Shares in the event of a proposed sale to a third party. These rights allow majority shareholders to facilitate significant transactions, such as the sale of our business, without being impeded by minority shareholders. However, this provision could require minority shareholders to sell their Common Shares on terms they did not negotiate.

Termination of the Shareholders’ Agreement

The Shareholders’ Agreement will terminate upon certain events, including (i) the completion of a public offering of our Common Shares, (ii) our dissolution or bankruptcy, or (iii) the execution of a written agreement of termination by all parties to the Shareholders’ Agreement. Therefore, the Shareholders’ Agreement will terminate upon completion of this Offering in accordance with its terms.

Director Independence

The Board evaluates the independence of each nominee for election as a director of the Company in accordance with the listing rules of the NYSE American set forth in the NYSE American Company Guide. Pursuant to these rules, a majority of our Board must be “independent directors” within the meaning of the NYSE American Company Guide, and all directors who sit on our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee must also be independent directors.

The NYSE American definition of “independence” includes a series of objective tests, such as the director or director nominee is not, and was not during the last three years, an employee of the Company or its subsidiaries and has not received certain payments from, or engaged in various types of business dealings with the Company. In addition, as further required by the NYSE American, the Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of the Board, would interfere with such individual’s exercise of independent judgment in carrying out his or her responsibilities as a director. In making these determinations, the Board reviewed and discussed information provided by the directors with regard to each director’s business and personal activities as they may relate to the Company and its management.

As a result, the Board has affirmatively determined that each of Janet Meiklejohn, Maxime Leclerc and Tomas De Pablos Souza are independent in accordance with the NYSE American listing rules. The Board has also affirmatively determined that all members of our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee are independent directors.

Item 14.	Principal Accountant Fees and Services

The following table provides information regarding the fees billed to us by Summit Group CPAs, P.C. and DNTW Toronto LLP in the fiscal years ended December 31, 2025, and December 31, 2024:

	For the fiscal years ended
	December 31,	December 31,
	2025	2024
Audit Fees (1)	$108,000	$92,282
Audit Related Fees (2)	10,000	10,000
Tax Fees (3)	—	—
Total Fees	$118,000	$102,282

(1)	Audit Fees consist of audit of annual financial statements and review of financial statements.

(2)	Audit Related Fees consist of the review and consents associated with prospectus offerings.

(3)	Tax Fees consist of preparation fees associated with preparing Corporate federal income tax returns.

Pre-Approval Policies and Procedures

The Audit Committee charter sets out procedures regarding the provision of non-audit services by the Company’s independent chartered professional accountants. This policy encourages consideration of whether the provision of services other than audit services is compatible with maintaining the auditor’s independence and requires Audit Committee pre-approval of permitted non-audit and non-audit related services.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

a) Documents filed as part of this Report

(1)	Financial Statements. See “Index to Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3)	Exhibits. The exhibits listed in the “Exhibits Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b) Exhibits.

Exhibit	Description
3.1	Notice of Articles of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1(File No. 001-292006) filed with the U.S. Securities and Exchange Commission on January 30, 2026).
3.2	Articles of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1(File No. 001-292006) filed with the U.S. Securities and Exchange Commission on January 30, 2026).
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1(File No. 001-292006) filed with the U.S. Securities and Exchange Commission on January 30, 2026).
4.2	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1(File No. 001-292006) filed with the U.S. Securities and Exchange Commission on January 30, 2026).
4.3	Description of the Registrant’s Securities (filed herewith).
10.1	Share Purchase Agreement, dated December 8, 2023, by and among the Registrant, Gaia Energy Inc. and Green Shift Commodities Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1(File No. 001-292006) filed with the U.S. Securities and Exchange Commission on January 30, 2026).
10.2	Amending Agreement, dated April 8, 2024, by and among the Registrant, Gaia Energy Inc. and Green Shift Commodities Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1(File No. 001-292006) filed with the U.S. Securities and Exchange Commission on January 30, 2026).
10.3	Share Purchase Agreement, dated July 17, 2024, by and between the Registrant and Consolidated Uranium Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1(File No. 001-292006) filed with the U.S. Securities and Exchange Commission on January 30, 2026).
10.4	Unanimous Shareholders’ Agreement, dated March 1, 2023, by and among the Registrant and each of the shareholders of the Registrant party thereto. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1(File No. 001-292006) filed with the U.S. Securities and Exchange Commission on January 30, 2026).
10.5	Investor Rights Agreement, dated July 19, 2024, by and between the Registrant and IsoEnergy Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1(File No. 001-292006) filed with the U.S. Securities and Exchange Commission on January 30, 2026).
10.6	Net Smelter Return Royalty Agreement, dated April 8, 2024, by and among the Registrant, Gaia Energy Investments Ltd., Gaia Energy Investments Ltd. Sucursal Columbia, Berlin (BVI) Limited, Berlin (BVI) Limited Sucursal Columbia and Green Shift Commodities Ltd. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1(File No. 001-292006) filed with the U.S. Securities and Exchange Commission on January 30, 2026).
10.7	Net Smelter Return Royalty Agreement — Laguna Project, dated July19, 2024, by and among the Registrant, 2847312 Ontario Inc. and Consolidated Uranium Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1(File No. 001-292006) filed with the U.S. Securities and Exchange Commission on January 30, 2026).
10.8	Net Smelter Return Royalty Agreement — Huemul II, dated July19, 2024, by and among the Registrant, 2847312 Ontario Inc. and Consolidated Uranium Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1(File No. 001-292006) filed with the U.S. Securities and Exchange Commission on January 30, 2026).

10.9	Net Smelter Return Royalty Agreement, dated July 31, 2023, by and between 2847312 Ontario Inc. and Minera Agaucu S.A. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1(File No. 001-292006) filed with the U.S. Securities and Exchange Commission on January 30, 2026).
10.10	Net Smelter Return Royalty Agreement, dated July 31, 2023, by and between 2847312 Ontario Inc. and NewEra Metal Resources Ltd. and Mr. Guillermo Wild Ceruzzi. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1(File No. 001-292006) filed with the U.S. Securities and Exchange Commission on January 30, 2026).
10.11*	Form of the Registrant’s 2025 Equity Incentive Plan. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1(File No. 001-292006) filed with the U.S. Securities and Exchange Commission on January 30, 2026).
10.12	Employment Agreement, dated August 1, 2025, by and between Steven Gold and Jaguar Uranium Corp. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1(File No. 001-292006) filed with the U.S. Securities and Exchange Commission on January 30, 2026).
10.13	Employment Agreement, dated August 1, 2025, by and between William Avery and Jaguar Uranium Corp. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1(File No. 001-292006) filed with the U.S. Securities and Exchange Commission on December 8, 2025).
10.14	Consulting Agreement, dated August 1, 2025, by and between Luis Ducassi and Jaguar Uranium Corp. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1(File No. 001-292006) filed with the U.S. Securities and Exchange Commission on December 8, 2025).
14.1	Registrant’s Code of Ethics (filed herewith).
19.1	Jaguar Uranium Corp. Insider Trading Policy (filed herewith).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of Summit Group CPAs, P.C. (filed herewith).
24.1	Powers of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
96.1	S-K 1300 Technical Report Summary, Berlin Project, Caldas Province, Colombia, with an effective date of February 15, 2024. (incorporated by reference to Exhibit 96.1 to the Company’s Registration Statement on Form S-1(File No. 001-292006) filed with the U.S. Securities and Exchange Commission on January 30, 2026)
96.2	S-K 1300 Technical Report Summary, Laguna Salada Project, Chubut Province, Argentina, with an effective date of August 13, 2024. (incorporated by reference to Exhibit 96.2 to the Company’s Registration Statement on Form S-1(File No. 001-292006) filed with the U.S. Securities and Exchange Commission on January 30, 2026).
96.3	S-K 1300 Technical Report Summary, Huemul Project, Mendoza Province, Argentina, with an effective date of August 13, 2024. (incorporated by reference to Exhibit 96.3 to the Company’s Registration Statement on Form S-1(File No. 001-292006) filed with the U.S. Securities and Exchange Commission on January 30, 2026).
97	Clawback Policy (filed herewith).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

†	The schedules and exhibits to this agreement have been omitted from this filing pursuant to Item 601 of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.

*	Management contract of compensatory plan or arrangement.

(c) Financial Statement Schedules. Included in Item 15(a)(2) above.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAGUAR URANIUM CORP.

/s/ Steven Gold
Steven Gold
President and Chief Executive Officer
Date: March 27, 2026

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven Gold and William Avery and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date:

/s/ Steven Gold	President, Chief Executive Officer and Director	Dated: March 27, 2026
Steven Gold	(Principal Executive Officer)

/s/ William Avery	Chief Financial Officer	Dated: March 27, 2026
William Avery	(Principal Financial and Accounting Officer)

/s/ Luis Ducassi	Executive Chairman of the Board	Dated: March 27, 2026
Luis Ducassi

/s/ Maxime Leclerc	Director	Dated: March 27, 2026
Maxime Leclerc

/s/ Trumbull Fisher	Director	Dated: March 27, 2026
Trumbull Fisher

/s/ Janet Meiklejohn	Director	Dated: March 27, 2026
Janet Meiklejohn

/s/ Tomas De Pablos Souza	Director	Dated: March 27, 2026
Tomas De Pablos Souza