Form 10-Q
period 2026-03-31
Jaguar Uranium Corp.
filed 2026-05-14
CIK 2039273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(Registrant’s telephone number, including area code): (416) 648-4065

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common shares, no par value	JAGU	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2026, there were 20,193,777 Class A common shares of the registrant, no par value per share, outstanding.

JAGUAR URANIUM CORP.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, contains forward-looking statements regarding Jaguar Uranium Corp. (the “Company,” “Jaguar Uranium,” “we” or “our”) and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties. The forward-looking statements included herein, or incorporated herein by reference, include or may include, but are not limited to, (and you should read carefully) statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve,” “forecast,” “plan,” “propose,” “strategy,” “envision,” “hope,” “will,” “continue,” “potential,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar words, terms, phrases or expressions or the negative of any of these terms. Any statements in this Form 10-Q that are not based upon historical fact are forward-looking statements and represent our best judgment as to what may occur in the future.

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and the Company managements’ current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligations to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, the Company’s results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ are set forth under the heading “Risk Factor Summary” those described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2026.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JAGUAR URANIUM CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

	March 31	December 31
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$20,155,926	$82,444
Prepaid expenses and other assets	205,154	98,102
Total current assets	20,361,080	180,546

Non-current assets
Mineral properties	8,150,000	8,150,000
Property and equipment, net	37,527	38,865
	8,187,527	8,188,865
TOTAL ASSETS	$28,548,607	$8,369,411

LIABILITIES
Current liabilities
Accounts payable and other liabilities	$579,247	$953,442
Total current liabilities	579,247	953,442

Non-current liabilities:
Deferred tax liability	1,400,000	1,400,000
Convertible debentures	—	150,000
TOTAL LIABILITIES	1,979,247	2,503,442

SHAREHOLDERS’ EQUITY
Common stock, Class A, $ Nil par value: unlimited authorized, 20,193,777 (2025 - 9,057,020) shares issued and outstanding	—	—
Additional paid-in capital	56,945,348	16,373,320
Accumulated deficit	(30,375,988)	(10,507,351)
TOTAL SHAREHOLDERS’ EQUITY	26,569,360	5,865,969
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,548,607	$8,369,411

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

JAGUAR URANIUM CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Three months ended March 31, 2026	Three months ended March 31, 2025
REVENUE	$—	$—

OPERATING EXPENSES:
General and administrative expenses	1,148,800	337,332
Legal and professional fees	165,038	113,856
Mineral properties impairment	—	—
Depreciation	1,674	1,250
Exploration and evaluation expenditures	106,412	54,676
TOTAL OPERATING EXPENSES	1,421,924	507,113

OTHER INCOME AND EXPENSES
Interest and other (income) expense	(58,356)	110
Foreign exchange (gain)	37,341	6,193
Liquidity event deferred cash payment	720,700	—
Liquidity event and listing event shares	17,747,028	—

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	19,868,637	513,416

Deferred tax recovery	—	—

NET LOSS AND COMPREHENSIVE LOSS	$19,868,637	$513,416

BASIC AND DILUTED LOSS PER SHARE	$(1.33)	$(0.06)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	14,942,326	8,604,353

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

JAGUAR URANIUM CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

 FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2025	9,057,020	$—	$16,373,320	$(10,507,351)	$5,865,969
Net proceeds on completion of IPO	6,250,000	—	22,675,000	—	22,675,000
Liquidity event and listing event shares	4,836,757	—	17,747,028	—	17,747,028
Conversion of convertible debenture	50,000	—	150,000	—	150,000
Share-based compensation	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	(19,868,637)	(19,868,637)
BALANCE AT MARCH 31, 2026	20,193,777	$—	$56,945,348	$(30,375,988)	$26,569,360

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2024	8,546,020	$—	$12,590,607	$(5,853,606)	$6,737,001
Share-based compensation	—	—	284,822	—	284,822
Shares issued for unit subscription	70,000	—	350,000	—	350,000
Net loss and comprehensive loss	—	—	—	(513,416)	(513,416)
BALANCE AT MARCH 31, 2025	8,616,020	$—	$13,225,429	$(6,367,022)	$6,858,407

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

JAGUAR URANIUM CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,868,637)	$(513,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based payments	17,747,028	284,822
Depreciation	1,674	1,250
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(107,052)	20,083
Accounts payable and other liabilities	(374,531)	(48,728)
Net cash used in operating activities	(2,601,518)	(255,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and units	22,675,000	350,000
Net cash from financing activities	22,675,000	350,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,073,482	94,010
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR	82,444	103,884
CASH AND CASH EQUIVALENTS AT THE END OF YEAR	$20,155,926	$197,894

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

JAGUAR URANIUM CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

Through the Colombian Acquisition, the Company is the legal and beneficial owner of a 100% interest in certain mining concessions located in the “Berlin Project.” The Berlin project is currently being explored and developed as an exploration stage uranium asset located in Caldas Province of Central Colombia.

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

The Company was incorporated on December 16, 2022.

On February 11, 2026, the Company completed its Initial Public Offering (“IPO”) and its Class A common shares (the “Common Shares”) commenced trading on the NYSE American LLC under the symbol “JAGU”.

NOTE 2: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

These unaudited condensed consolidated interim financial statements are presented in U.S. dollars. These condensed consolidated financial statements include the Company’s subsidiaries, as described in Note 1.

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. and the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ deficiency, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2025. The interim results for the period ended March 31, 2026 are not necessarily indicative of the results for the full fiscal year.

b.	Principles of Consolidation

These unaudited condensed consolidated interim financial statements include the Company’s directly and indirectly wholly owned subsidiaries: Gaia Energy Investments Ltd., Berlin (BVI) Limited and 2847312 Ontario Inc.

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

d.	Recent Accounting Standards

As of March 31, 2026, there are no additional recently issued or adopted accounting standard that could have a material impact on these consolidated financial statements.

e.	Contingent liabilities

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

Management’s best estimates regarding the restoration provisions are based on the current economic environment. Changes in estimates of contamination, restoration standards and restoration activities result in changes to provisions from period to period. Actual restoration provisions will ultimately depend on future market prices for future restoration obligations. Management has determined that the Company has no restoration obligations on acquisition of the mineral properties and as at March 31, 2026.

NOTE 3: Purchase consideration paid in advance, advance to parent of acquiree AND THE ACQUISITIONS

The Colombian Acquisition

During the period ended September 30, 2024, the Company paid $188,381 to settle a portion of GAIA Colombia’s liabilities as part of its planned acquisition of GAIA BVI. The payment is accounted for as an advance paid for the acquisition. The acquisition closed on April 9, 2024. During the period, the Company made two more payments related to the same matter amounting to $189,188. Additionally, the Company also paid $200,000 to GCOM, the parent company of GAIA BVI, in order to fund interim operations of GAIA Colombia; however, as the Company was able to arrange to pay these expenses directly, these funds were returned to the Company in January 2024. On April 9, 2024, the Company issued 1,211,687 Common Shares to GCOM as consideration for the Colombian Acquisition.

Of the Common Shares issued to GCOM, 500,000 Common Shares are the initial consideration shares required under the terms of the agreement with GCOM. The additional Common Shares issued pertain to the requirement for the Company to issue Additional Consideration Shares to GCOM. The Additional Consideration Shares were determined based on when the Company undertook a liquidity event (the “Liquidity Event Shares”), the initial public offering of the Common Shares on a national securities exchange. If the IPO was achieved within 12 months of the acquisition date, the Company would issue stock equal to the greater of CAD$5,000,000 of Common Shares, based on the liquidity event price, or the number of Common Shares equal to 20% of the post-closing Common Shares. As the IPO did not close by April 9, 2025, the forgoing is adjusted to CAD$6,000,000 or 25%, respectively.

Under the terms of the agreement, the Company was required to provide an initial cash consideration of CAD$20,000; however, in addition to this, the Company also paid expenses on behalf of GCOM related to the properties, amounting to $188,381 and $189,188, which are considered a part of the acquisition price. Further, there are deferred cash payments (the “Deferred Cash Payments”) due to GCOM as follows: (i) CAD$1,000,000 due on the later of March 1, 2024 and the earlier of 90 days after the rectification of the Berlin concession and five days after a liquidity event (the “First Deferred Cash Payment”); and, (ii) CAD$5,000,000 upon the commencement of commercial operations of the Berlin project (the “Second Deferred Cash Payment”). Finally, the Company also granted GCOM a 1.0% net smelter returns royalty, payable quarterly, on all gross revenue in excess of allowable costs from the Berlin Project (the “Berlin Royalty”) pursuant to the Royalty Agreement dated April 8, 2024. The impact of such royalty was not readily or reliably determinable under current circumstances.

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

The 1,211,687 Common Shares issued were valued at $2 per share based on recent arm’s length private placements resulting in value of $2,423,374. On completion of the IPO the Company issued an additional 3,836,757 Liquidity Event Shares to GCOM related to the Colombia Acquisition, which were valued at the IPO price of $4, resulting in $15,347,028 of value attributable to the Liquidity Event Shares, which has been recognized in the condensed consolidated interim statements of operations as Liquidity Event and Listing Event Shares as a component of Other Income and Expenses.

Further, five days after the IPO the Company made payment of the First Deferred Cash Payment of $720,700 (CAD$1,000,000), which is recognized in the condensed consolidated interim statements of operations as Liquidity Event Deferred Cash Payment as a component of Other Income and Expenses.

The First Deferred Cash Payment as well as the Liquidity Event Shares were recognized as expenses during the period as a result of the fact that during the year ended December 31, 2024 the Company recognized an impairment on the Berlin asset, see Note 4. Including this consideration as an addition to the Berlin asset would have the effect of reversing the previous impairment, which is prohibited, accordingly, the Company recognized these costs as expenses.

On May 9, 2025, the Company made a payment of $60,000 to the Agencia Nacional De Mineria (“ANM”), which was the final payment for all overdue amounts owed by the previous owners of the Colombia mineral properties to the ANM assumed by the Company at the acquisition date. In total, the Company paid the ANM$1,037,538 in respect of concession contract 664-17 and a further $217,866 in respect of concession contract 736-17 (collectively, the “Berlin Concession Contracts”), all but $142,000 of which were paid during the period from the acquisition date to December 31, 2024.

Further, of the $1,732,120 of liabilities assumed on the acquisition date, which included the amounts due to the ANM above, the Company successfully negotiated settlement of some of the outstanding balances and as a result realized a gain of $327,458, which is included in interest and other income.

The Argentina Acquisition

Consideration for the acquisition consists of 2,000,000 Common Shares of the Company, which the Company issued upon closing on July 19, 2024, and contingent shares consisting of: (i) “Listing Shares,” being 400,000 Common Shares if the IPO was not accomplished by the first anniversary from the closing date; and, (ii) “Top Up Shares” in the event the IPO price was less than $5, based on a $10,000,000 valuation and minimum share price of $4, if the IPO was accomplished by the first anniversary of the closing date, resulting in a maximum of 500,000 additional Top Up Shares, increasing to a $12,000,000 valuation and maximum of 1,000,000 Common Shares if the IPO was accomplished thereafter. Finally, the Company also granted a 1.0% net smelter returns royalty on the future production from certain land claim application at the Huemul Project (the “Huemul II Royalty”) to Consolidated Uranium pursuant to the Royalty Agreement dated July 19, 2024 (the “Huemul II Royalty Agreement”) by and among the Company, as royalty payor, Consolidated Uranium, as royalty holder and 284 Ontario, as guarantor; and (c) the grant of a 2.0% net smelter returns royalty on the future production from the Laguna Project (the “Laguna Project Royalty”) to Consolidated Uranium pursuant to the Royalty Agreement dated July 19, 2024. The impact of such royalty was not readily or reliably determinable under current circumstances.

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

The 2,000,000 Common Shares issued and the Listing Shares were valued at $2 per share based on recent arm’s length private placements resulting in a value of $4,000,000. The 400,000 Listing Shares were valued at $2, as per above, and recognized as Common Shares to be issued as of the acquisition date based on the expected timing of the IPO, which was estimated at over one year due to the anticipated timing of completing the registration process with the Securities and Exchange Commission, completing the subsequent marketing of the IPO and the decline in the uranium market leading up to the acquisition.

Upon completion of the IPO, the Company issued the 400,000 Listing Shares that had previously been recognized as part of the consideration for the Argentina Acquisition. Further, as the price of the IPO was $4 and the closing of the IPO was past the first anniversary of the closing date, the Company issued an additional 600,000 Top Up Shares which were valued at the IPO price of $4, resulting in $2,400,000 of value attributable to the Liquidity Event Shares, which has been recognized in the condensed consolidated interim statements of operations as Liquidity Event and Listing Event Shares as a component of Other Income and Expenses.

The Top Up Shares were recognized as expenses during the period as a result of the fact that during the year ended December 31, 2024 the Company recognized an impairment on the Laguna Salada and Huemul assets, see Note 4. Including this consideration as an addition to the Laguna Salada and Huemul assets would have the effect of reversing the previous impairment, which is prohibited, accordingly, the Company recognized these costs as expenses.

NOTE 4: EXPLORATION AND EVALUATION ASSETS AND EXPENSES

The following is a summary of the carrying value of the acquisition costs and expenditures on the Company’s exploration and evaluation assets:

Exploration and Evaluation Assets	Berlin (Colombia)	Laguna Salada and Huemul (Argentina)	Total
Balance, December 31, 2024	$4,000,000	$4,150,000	$8,150,000
Mineral property impairment	—	—	—
Balance, December 31, 2025 and March 31, 2026	$4,000,000	$4,150,000	$8,150,000

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

During the year ended December 31, 2025, and as at December 31, 2025, the uranium spot price had recovered and has remained at consistent levels through March 31, 2026, management performed a qualitative impairment assessment and concluded that a quantitative impairment analysis of the mineral properties was not required, accordingly, there is no impairment of mineral properties during the year ended December 31, 2025 or the period ended March 31, 2026.

Exploration and Evaluation Expenses	Berlin (Colombia)	Laguna Salada (Argentina)	Huemul (Argentina)	Period Ended March 31, 2026
Personnel	$32,193	$3,561	$3,561	$39,314
Geological	—	—	—	—
Land management	5,829	12,031	46,688	64,548
Other	—	1,275	1,275	2,550
	$38,022	$16,866	$51,524	$106,412

Exploration and Evaluation Expenses	Berlin (Colombia)	Laguna Salada (Argentina)	Huemul (Argentina)	Period Ended March 31, 2025
Personnel	$12,330	$—	$—	$12,330
Geological	—	$—	$—	—
Land management	11,014	$19,705	$8,348	39,066
Other	—	$1,639	$1,639	3,279
	$23,344	$21,344	$9,987	$54,676

All claims are subject to minimum expenditure commitments. The Company expects to incur the minimum expenditures to maintain the claims.

NOTE 5: PROPERTY AND EQUIPMENT

	March 31, 2026	December 31, 2025
Equipment	$47,910	$47,910
	47,910	47,910
Accumulated depreciation	10,383	9,045
Balance	$37,527	$38,865

Depreciation for the period ended March 31, 2026 was $1,674 (2025 - $1,250).

NOTE 6: CONVERTIBLE DEBENTURE

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

The Company’s convertible debenture was converted into 50,000 Common Shares based on the lesser of $5 or 75% of the IPO price, which was $4.

NOTE 7: EQUITY

a.	Shares

The Company executed subscription documents for 70,000 units valued at $5 per unit for gross proceeds of $350,000, from an existing shareholder, which were received on January 15, 2025. The units consist of one Common Shares and one Common Shares purchase warrant, which were issued on January 15, 2025, with an exercise price of $5.05 expiring in three years.

On February 11, 2026, the Company completed its IPO resulting in the issuance of 6,250,000 Common Shares at $4 per share for gross proceeds of $25,000,000, incurring $1,875,000 in agent fees and other expenses of approximately $450,000, of which $50,000 had been prepaid at December 31, 2025, resulting in net proceeds of $22,725,000.

As a result of completing the IPO, the following transactions were completed:

●	The Company’s convertible debenture was converted into 50,000 Common Shares based on the lesser of $5 or 75% of the IPO price, which was $4.

●	400,000 Listing Shares and 600,000 Top Up Shares were issued related to the Argentina Acquisition.

●	3,836,757 Liquidity Event Shares were issued to GCOM related to the Colombia Acquisition.

As of March 31, 2026 and December 31, 2025 the Company had an unlimited number of Common Shares authorized for issuance and 20,193,777 and 9,057,020 Common Shares issued, respectively.

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

c.	Warrants

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding warrants, December 31, 2024 and March 31, 2025	2,000,500	$1.00	2.00
Exercised	(423,000)	$1.00	1.50
Warrants – issued in units subscription	70,000	$5.05	2.04
Warrants – issued as inducement	1,269,000	$5.05	2.46
Outstanding warrants, December 31, 2025 and March 31, 2026	2,916,500	2.86	2.91

			Weighted
	Number of		Average
Expiry	Warrants	Exercise Price	Remaining Life
December 14, 2026	100,000	$1.00	0.71
December 14, 2029	1,477,500	$1.00	3.71
January 15, 2028	70,000	$5.05	1.79
June 17, 2028	1,188,000	$5.05	2.22
July 15, 2028	81,000	$5.05	2.29
Outstanding warrants, March 31, 2026	2,916,500	$2.86	2.91

Under ASC Topic 815, the warrants are recorded as equity and included in additional paid-in capital.

d.	Stock Options

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

The following table summarizes the stock option activity for the period ended March 31, 2026:

		Number of		Aggregate	Remaining
	Expiry	Options	Exercise	Intrinsic	Contractual
Grant Date	Date	Granted	Price	Value	Life
March 15, 2024	March 15, 2029	180,000	$2.00	$-	2.96
June 18, 2024	June 18, 2029	90,000	$4.00	-	3.22
June 30, 2024	June 30, 2029	320,000	$4.00	-	3.25
August 28, 2024	August 28, 2029	25,000	$5.00	-	3.41
September 25, 2024	September 25, 2029	243,000	$5.00	-	3.49
As of March 31, 2026		858,000	$3.89	$-

Inputs into the Black-Scholes Model:
Grant Date	15-Mar-24	18-Jun-24	30-Jun-24	28-Aug-24	25-Sep-24
Share price	$2.00	$2.00	$2.00	$2.00	$2.00
Exercise price	$2.00	$4.00	$4.00	$5.00	$5.00
Term	5	5	5	5	5
Risk-Free Interest Rate	3.53%	3.19%	3.43%	2.91%	2.76%
Volatility	150.00%	150.00%	150.00%	150.00%	150.00%

Given the lack of historical trading data for the Common Shares, the volatility was estimated using comparable companies with publicly available volatility data. Also due to the lack of historical trading data, the share price was determined using the price of the most recent (relative to the grant date) arm’s length private placements to arrive at the $2 share price. The expected life represents the time that the options are expected to be outstanding, which has been assumed to be their contractual term. The risk-free rate was based on U.S. Treasury Bond yields with an approximately equal expected life of the options. Dividend yield and forfeiture rates not factored into the valuation as the Company does not expect to pay cash dividends in the future and the Company has elected to account for forfeitures as they occur.

During the period ended March 31, 2026, the Company recognized $nil (2025 - $284,822) in share-based compensation expense relating to the vesting of the options.

NOTE 8: RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the noted years:

	Period Ended March 31, 2026	Accounts Payable - March 31, 2026	Period Ended March 31, 2025	Accounts Payable - March 31, 2025
Paid to the CEO or a company controlled by the CEO	$325,000	$4,887	$25,500	$2,334
Paid to the CFO or a company controlled by the CFO	$273,368	$-	$33,170	$-
Paid to the Executive Chairman	$249,700	$20,833	$-	$3,709
Paid to a law firm in which a director is a partner, for legal services – internal counsel and corporate secretary	$17,693	$2,260	$1,706	$-

During the period ended March 31, 2026, Directors were paid $32,857 (2025 - $nil) in director fees.

NOTE 9: SEGMENT INFORMATION

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

Period ended March 31, 2026	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
General and administrative expenses (a)	$10,397	$17,995	$1,120,408	$1,148,800
Legal and professional fees	343	—	164,695	165,038
Depreciation	1,674	—	—	1,674
Exploration and evaluation expenditures (see Note 4)	38,022	16,866	51,524	106,412
Interest and other (income) expense	—	—	(58,356)	(58,356)
Liquidity event deferred cash payment	—	—	720,700	720,700
Liquidity event and listing event shares	—	—	17,747,028	17,747,028
Foreign exchange (gain) loss	(2,665)	(2,424)	42,430	37,341
Net income (loss) before income tax expense (recovery)	$47,771	$32,437	$19,788,429	$19,868,637

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss) before income tax expense (recovery)	$47,771	$32,437	$19,788,429	$19,868,637

(a) General and Administrative (G&A) expenses	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
Travel	$—	$—	$45,788	$45,788
Compensation	—	—	866,942	866,942
Investor relations	—	—	98,075	98,075
Listing and filing fees	—	—	108,197	108,197
Other G&A	10,397	17,995	1,406	29,798
Total G&A	$10,397	$17,995	$1,120,408	$1,148,800

Period ended March 31, 2025	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
General and administrative expenses (a)	$12,763	$6,829	$317,740	$337,332
Legal and professional fees	391	—	113,465	113,856
Depreciation	1,250	—	—	1,250
Exploration and evaluation expenditures (see Note 6)	—	—	54,676	54,676
Interest and other (income) expense	—	—	110	110
Liquidity event deferred cash payment	—	—	—	—
Liquidity event and listing event shares	—	—	—	—
Foreign exchange (gain) loss	2,746	(269)	3,716	6,193
Net income (loss) before income tax expense (recovery)	$17,150	$6,560	$489,706	$513,416

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss) before income tax expense (recovery)	$17,150	$6,560	$489,706	$513,416

(a) General and Administrative (G&A) expenses	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
Travel	$—	$—	$1,890	$1,890
Compensation	12,763	6,829	315,197	334,789
Other G&A	—	—	653	653
Total G&A	$12,763	$6,829	$317,740	$337,332

As at March 31, 2026	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
Mineral properties	$4,000,000	$4,150,000	$—	$8,150,000
Property and equipment	37,527	—	—	37,527
Total Long-Lived Assets	$4,037,527	$4,150,000	$—	$8,187,527

As at December 31, 2025	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
Mineral properties	$4,000,000	$4,150,000	$—	$8,150,000
Property and equipment	38,865	—	—	38,865
Total Long-Lived Assets	$4,038,865	$4,150,000	$—	$8,188,865

NOTE 10: SUBSEQUENT EVENTS

There are no reportable subsequent events as of the date of these unaudited condensed consolidated interim financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our management’s expectations. See “Cautionary Note Regarding Forward-Looking Statements” contained above in this Quarterly Report on Form 10-Q. The Company assumes no obligation to update any of these forward-looking statements, unless required to do so by applicable law.

Unless the context otherwise requires, a reference to a “Note” herein refers to the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) contained in Part I, “Item 1. Financial Statements.”

Overview

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

We have not yet generated any income. Total operating expenses for the three months ended March 31, 2026 were $1,421,924, including approximately $165,038 in professional fees (including legal fees, auditor fees, and accounting fees); $1,148,800 in general and administrative expenses; $106,412 in exploration and evaluation expenditures; and, $1,674 in depreciation. Total operating expenses for the three months ended March 31, 2025 were $507,113, including approximately $113,856 in professional fees (including legal fees, auditor fees, and accounting fees); $337,332 in general and administrative expenses; $54,676 in exploration and evaluation expenditures; and, $1,250 in depreciation.

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

Results of Operations

Three months ended March 31, 2025 and March 31, 2026

The following financial data is derived from, and should be read in conjunction with the quarterly financial statements. A summary of the Company’s operating results for the three months ended March 31, 2025 and 2026 are as follows:

	Three months ended March 31, 2026	Three months ended March 31, 2025
REVENUE	$—	$—

OPERATING EXPENSES:
General and administrative expenses	1,148,800	337,332
Legal and professional fees	165,038	113,856
Mineral properties impairment	—	—
Depreciation	1,674	1,250
Exploration and evaluation expenditures	106,412	54,676
TOTAL OPERATING EXPENSES	1,421,924	507,113

OTHER INCOME AND EXPENSES
Interest and other (income) expense	(58,356)	110
Foreign exchange (gain)	37,341	6,193
Liquidity event deferred cash payment	720,700	—
Liquidity event and listing event shares	17,747,028	—

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	19,868,637	513,416

Deferred tax recovery	—	—

NET LOSS AND COMPREHENSIVE LOSS	$19,868,637	$513,416

The following is an analysis of the Company’s operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Significant items contributing to the loss incurred during such period were as follows:

●	General and administrative expenses totaling $1,148,800, compared to $337,300 for the three months ended March 31, 2025, mainly consisting of: $866,900 in compensation to consultants, directors and officers (March 31, 2025 - $334,800); $98,000 in investor relations expenses (March 31, 2025 - $nil); $108,000 in listing and filing fees (March 31, 2025 - $nil); $45,800 in travel costs (March 31, 2025 - $1,900); and other miscellaneous general and administrative expenses amounting to $29,800 (March 31, 2025 - $292). The increase in these expenses are due to the following: compensation increased as a result of the liquidity event bonuses, which were contractually due to management upon the IPO, which amounted to $525,000; investor relations expenses were previously not incurred until the completion of the IPO and the Company retained several service providers to provide services including online marketing, interviews and other coverage; listing and filing fees increased as a result of fees paid to our filing agent, which were previously not required to be paid and included several amounts that were due upon the IPO.

●	Legal and professional fees for the three months ended March 31, 2026 were $165,000 compared to $113,000 for the three months ended March 31, 2025, mainly consisting of: $124,000 of audit and accounting fees (March 31, 2025 - $55,000); $24,000 of legal fees (March 31, 2025 - $26,000), which primarily relate to fees paid for securities counsel as part of pursuing the filing of a registration statement with the SEC, as well as ordinary corporate counsel fees. The increase in legal and professional costs is partiall offset by $33,000 of compensation costs for consulting related to the CFO, which were included in professional fees in the prior period, whereas in the current period the CFO was on payroll, which was included in General and Administrative expenses.

●	Exploration and evaluation expenditures for the three months ended March 31, 2026, were $106,400 (March 31, 2025 - $54,700), consisting of:

Exploration and Evaluation Expenses	Berlin (Colombia)	Laguna Salada (Argentina)	Huemul (Argentina)	Period Ended March 31, 2026
Personnel	$32,193	$3,561	$3,561	$39,314
Geological	—	—	—	—
Land management	5,829	12,031	46,688	64,548
Other	—	1,275	1,275	2,550
	$38,022	$16,866	$51,524	$106,412

Exploration and Evaluation Expenses	Berlin (Colombia)	Laguna Salada (Argentina)	Huemul (Argentina)	Period Ended March 31, 2025
Personnel	$12,330	$—	$—	$12,330
Geological	—	$—	$—	—
Land management	11,014	$19,705	$8,348	39,066
Other	—	$1,639	$1,639	3,279
	$23,344	$21,344	$9,987	$54,676

●	Personnel costs consist of the payments made to the consultants, who are managing the Company’s operations in Colombia and Argentina.

●	Geological costs consist of the payments made to contractors who prepare the work plan for tour Properties, including surface geological exploration, subsoil exploration, geological assessment and modelling and financial and market analysis. During both the three months ended March 31, 2026 and 2025, no such costs were incurred.

●	Land management costs consist of the costs related to keeping the claims in good standing with regulators and other claim management costs.

●	Other costs consist of general operating costs, such as travel, small equipment rentals, and other miscellaneous costs.

For clarity, the Company has not conducted any physical exploration work on any of the properties as we awaited the funds raised in our IPO. The amounts shown above, relate to exploration and evaluation activities such as planning, geological assessments, and regulatory compliance in anticipation of the acquisition closing, rather than field-based exploration.

Interest income for the three months ended March 31, 2026 was $58,000 (March 31, 2025 - interest expense $110). The interest income is generated by approximately 1.5 months of interest generated on the funds deposited from the IPO net proceeds.

Foreign exchange losses for the three months ended March 31, 2026 were $37,300 (March 31, 2025 - $6,200). The increase is due to primarily to fluctuations in the exchange rate on CAD denominated accounts payable.

On completion of the IPO the Company issued an additional 3,836,757 Liquidity Event Shares to GCOM related to the Colombia Acquisition, which were valued at the IPO price of $4, resulting in $15,347,028 of value attributable to the Liquidity Event Shares, which has been recognized in the condensed consolidated interim statements of operations as Liquidity Event and Listing Event Shares as a component of Other Income and Expenses. The Company also made the First Deferred Cash Payment of $720,700 (CAD$1,000,000), which was due within five days of completing the Listing Event and is included in the condensed consolidated interim statements of operations as Liquidity Event Deferred Cash Payment as a component of Other Income and Expenses

Further, as the share price of the Common Shares as of the IPO was $4 and the closing of the IPO was past the first anniversary of the closing date of the Argentina Acquisition, the Company issued an additional 600,000 Top Up Shares which were valued at the IPO share price of $4, resulting in $2,400,000 of value attributable to the Liquidity Event Shares, which has been recognized in the condensed consolidated interim statements of operations as Liquidity Event and Listing Event Shares as a component of Other Income and Expenses.

Liquidity and Capital Resources

A summary and discussion of our cash inflows and outflows are as follows:

Operating Activities

For the three months ended March 31, 2026 and 2025, the Company used $2,601,518 and $255,990, respectively, in operations. The primary driver of the increase is the overall increase in net loss of $19,868,637 for the three months ended March 31, 2026 (March 31, 2025 - $513,416), which is offset primarily by of the increase in share-based payments of $17,747,028 for the three months ended March 31, 2026 (three months ended March 31, 2025 - $284,822), which is principally due to the Liquidity Event and Listing Event Shares. The net loss was further increased by the Liquidity Event Deferred Cash Payment of $720,700, as noted above, as well as the increases in expenses discussed in the forgoing discussion of the Results of Operations. Further, with having received the IPO proceeds, the Company was able to make payments on a significant amount of the outstanding accounts payable resulted in reduction of accounts payable and other liabilities of $374,531. Finally, there was $107,000 of cash used in prepaid expenses, primarily this relates to prepaid investor relations services that will be incurred in the coming months.

Financing activities

Financing activities for the three months ended March 31, 2026, provided cash, offsetting the above uses of cash, amounting to $22,675,000 which consisted of the net proceeds from the IPO, whereas for the three months ended March 31, 2025 the Company received $350,000 of cash from the issuance of units.

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

On February 11, 2026, the Company completed its IPO, which resulted in the receipt of net proceeds of $22.7 million. The continuing operations of the Company are dependent upon obtaining necessary financing to meet our commitments as they come due, to finance future exploration and development of mineral interests and to secure and maintain title to properties and upon future profitable production.

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

Despite our success to date in raising capital to fund our operations, there remains uncertainty that we will be able to secure any additional financing in the current or future equity markets. See the information under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 27, 2026 for more information. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.

Mineral Property Obligations

We hold our property rights through the following mining leases and option agreements.

Berlin Project

On April 8, 2024, we acquired a 100% indirect interest in the Berlin Project pursuant to the Berlin Project SPA. Pursuant to the Berlin Project SPA, we acquired all of the issued and outstanding shares of Gaia Energy from Green Shift on the Berlin Project Closing Date in consideration of (a) an initial cash payment to Green Shift of CAD$20,000, (b) the issuance to Green Shift of 1,211,687 Common Shares, and (c) the grant of the Berlin Project Royalty to Green Shift pursuant to the Berlin Project Royalty Agreement.

Pursuant to the Berlin Project SPA, as additional consideration for the purchase of all of the issued and outstanding shares of Gaia Energy, we will no later than 30 days after the commencement of commercial production at the Berlin Project, pay Green Shift a third cash payment of CAD$5 million. We have previously;

(a)	paid to Green Shift a second cash payment of CAD$1 million; and

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

IsoEnergy is also entitled to nominate one director to our board of directors following the IPO. The nominee, who may be a director or officer of IsoEnergy, is not required to meet independence criteria. We are required to take all necessary steps to ensure the appointment of IsoEnergy’s nominee to our board of directors.

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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. and the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ deficiency, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2025. The interim results for the period ended March 31, 2026 are not necessarily indicative of the results for the full fiscal year.

Recently Adopted Accounting Pronouncements

As of March 31, 2026, there are no additional recently issued or adopted accounting standard that could have a material impact on these unaudited condensed consolidated interim financial statements.

Critical Accounting Estimates

A summary of significant accounting policies of the Company is presented in Note 3 of the unaudited condensed consolidated interim financial statements for the period ended March 31, 2026. The financial statements and notes are representations of our management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles under U.S. GAAP and have been consistently applied in the preparation of the financial statements.

The below discussion highlights the accounting policies having the greatest impact on the respective financial statements:

Principles of Consolidation

These unaudited condensed consolidated interim financial statements include the Company’s directly and indirectly wholly owned subsidiaries: Gaia Energy Investments Ltd., Berlin (BVI) Limited and 2847312 Ontario Inc.

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

Management’s best estimates regarding the restoration provisions are based on the current economic environment. Changes in estimates of contamination, restoration standards and restoration activities result in changes to provisions from period to period. Actual restoration provisions will ultimately depend on future market prices for future restoration obligations. Management has determined that the Company has no restoration obligations on acquisition of the mineral properties and as at March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Our management carried out, as of March 31, 2026, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2026 based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2026, and that no material weaknesses in internal control over financial reporting were identified.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any member of our management team in their capacity as such.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities occurred during the three months ended March 31, 2026, that were not previously reported.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

The Company’s executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of its common shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended March 31, 2026, no officers or directors of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAGUAR URANIUM CORP.

/s/ Steven Gold
Steven Gold President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ William Avery
William Avery Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 14, 2026