Form 10-Q
period 2026-06-30
Jaguar Uranium Corp.
filed 2026-08-12
CIK 2039273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, there were 20,193,777 Class A common shares of the registrant, no par value per share, outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JAGUAR URANIUM CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

	June 30	December 31
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$413,339	$82,444
Short-term investments	18,662,803	—
Prepaid expenses and other assets	354,891	98,102
Total current assets	19,431,033	180,546

Non-current assets
Mineral properties	8,150,000	8,150,000
Property and equipment, net	30,843	38,865
	8,180,843	8,188,865
TOTAL ASSETS	$27,611,876	$8,369,411

LIABILITIES
Current liabilities
Accounts payable and other liabilities	$516,528	$953,442
Total current liabilities	516,528	953,442

Non-current liabilities:
Deferred tax liability	1,400,000	1,400,000
Convertible debentures	—	150,000
TOTAL LIABILITIES	1,916,528	2,503,442

SHAREHOLDERS’ EQUITY
Common stock, Class A, $ Nil par value: unlimited authorized, 20,193,777 (2025 - 9,057,020) shares issued and outstanding	—	—
Additional paid-in capital	56,945,348	16,373,320
Accumulated deficit	(31,250,000)	(10,507,351)
TOTAL SHAREHOLDERS’ EQUITY	25,695,348	5,865,969
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,611,876	$8,369,411

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

JAGUAR URANIUM CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	629,296	325,932	1,778,096	663,264
Legal and professional fees	134,321	34,073	299,950	147,929
Depreciation	6,873	1,246	8,547	2,496
Exploration and evaluation expenditures	271,345	71,020	377,757	125,696
TOTAL OPERATING EXPENSES	1,041,835	432,271	2,464,350	939,385

OTHER INCOME AND EXPENSES
Interest and other (income) expense	(184,034)	996	(242,390)	1,106
Foreign exchange (gain)	16,211	(4,206)	52,961	1,987
Liquidity event deferred cash payment	—	—	720,700	—
Liquidity event and listing event shares	—	—	17,747,028	—

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	874,012	429,061	20,742,649	942,478

Deferred tax recovery	—	—	—	—

NET LOSS AND COMPREHENSIVE LOSS	$874,012	$429,061	$20,742,649	$942,478

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.06)	$(1.18)	$(0.13)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,193,777	7,076,126	17,582,558	7,042,195

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

JAGUAR URANIUM CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

 FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2025	9,057,020	$—	$16,373,320	$(10,507,351)	$5,865,969
Net proceeds on completion of IPO	6,250,000	—	22,675,000	—	22,675,000
Liquidity event and listing event shares	4,836,757	—	17,747,028	—	17,747,028
Conversion of convertible debenture	50,000	—	150,000	—	150,000
Net loss and comprehensive loss	—	—	—	(20,742,649)	(20,742,649)
BALANCE AT JUNE 30, 2026	20,193,777	$—	$56,945,348	$(31,250,000)	$25,695,348

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2024	8,546,020	$—	$12,590,607	$(5,853,606)	$6,737,001
Exercise of warrants	396,000	—	396,000	—	396,000
Deemed dividend - warrant modification and inducement	—	—	2,183,750	(2,183,750)	—
Share-based compensation	—	—	526,920	—	526,920
Shares issued for unit subscription	70,000	—	350,000	—	350,000
Net loss and comprehensive loss	—	—	—	(942,478)	(942,478)
BALANCE AT JUNE 30, 2025	9,012,020	$—	$16,047,277	$(8,979,834)	$7,067,444

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

JAGUAR URANIUM CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,742,649)	$(942,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based payments	17,747,028	526,920
Accrued income on short-term investments	(162,803)	—
Depreciation	8,547	2,496
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(256,789)	35,761
Accounts payable and other liabilities	(437,439)	(91,661)
Net cash used in operating activities	(3,844,105)	(468,962)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of short-term investments	(19,000,000)	—
Redemption of short-term investments	500,000	—
Net cash used in investing activities	(18,500,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and units	22,675,000	350,000
Proceeds from convertible debenture	—	150,000
Proceeds from warrant exercise	—	396,000
Net cash from financing activities	22,675,000	896,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	330,895	427,038
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	82,444	103,884
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$413,339	$530,922

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for acquisition of mineral properties	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

JAGUAR URANIUM CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

These unaudited condensed consolidated interim financial statements are presented in U.S. dollars. These unaudited condensed consolidated interim financial statements include the Company’s subsidiaries, as described in Note 1.

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. and the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ equity, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2025. The interim results for the period ended June 30, 2026 are not necessarily indicative of the results for the full fiscal year.

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

c.	Use of estimates in the preparation of financial statements

The preparation of the Company’s unaudited condensed consolidated interim financial statements requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of liabilities and expenses. The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected. On an ongoing basis, the Company evaluates estimates used, which include, but are not limited to the: valuation of stock-based compensation; share-based consideration for acquisitions; and, the impairment of long-lived assets, including mineral properties.

d.	Contingent consideration in asset acquisitions

Contingent consideration payable to a seller in an asset acquisition is recognized when the contingency is resolved and the amount payable is fixed or determinable. Consistent with the general asset-acquisition cost accumulation model, the Company’s policy is to capitalize such amounts as an addition to the cost basis of the related asset. However, if at the date the contingency is resolved the carrying value of the related asset (after giving effect to any previously recognized impairment) already reflects its estimated fair value or recoverable amount, and no intervening increase in fair value or recoverable amount has occurred, the Company concludes that the additional consideration does not represent probable future economic benefit and therefore does not meet the definition of an asset. In accordance with ASC 360-10-35, previously recognized impairment losses are not reversed, and the carrying amount established at the most recent impairment measurement remains the cost basis against which recoverability is assessed. Consequently, if capitalizing the contingent consideration in these circumstances would require the immediate recognition of an offsetting impairment charge for the full amount capitalized, the Company records the settlement of such contingent consideration directly as an expense in the period the contingency is resolved.

e.	Recent Accounting Standards

As of June 30, 2026, there are no additional recently issued or adopted accounting standards that could have a material impact on these consolidated financial statements.

f.	Contingent liabilities

Contingent liabilities

Certain conditions may exist as of the date the financial statements are issued, that may result in a loss to the Company but that will only be resolved when one or more future events occur or fail to occur. Such losses are disclosed as contingent liabilities if it’s not both probable and reasonably estimable. Our management assesses such contingent liabilities and estimated legal fees, if any. Such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings. Our management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

Management’s best estimates regarding the restoration provisions are based on the current economic environment. Changes in estimates of contamination, restoration standards and restoration activities result in changes to provisions from period to period. Actual restoration provisions will ultimately depend on future market prices for future restoration obligations. Management has determined that the Company has no restoration obligations on acquisition of the mineral properties and as at June 30, 2026.

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

Of the Common Shares issued to GCOM, 500,000 Common Shares are the initial consideration shares required under the terms of the agreement with GCOM. The additional Common Shares issued pertain to the requirement for the Company to issue Additional Consideration Shares to GCOM. The Additional Consideration Shares were determined based on when the Company undertook a liquidity event (the “Liquidity Event Shares”), the initial public offering of the Common Shares on a national securities exchange. If the IPO was achieved within 12 months of the acquisition date, the Company would issue stock equal to the greater of CAD$5,000,000 of Common Shares, based on the liquidity event price, or the number of Common Shares equal to 20% of the post-closing Common Shares. As the IPO did not close by April 9, 2025, the foregoing is adjusted to CAD$6,000,000 or 25%, respectively.

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

Upon completion of the IPO, the Company issued the 400,000 Listing Shares that had previously been recognized as part of the consideration for the Argentina Acquisition. Further, as the price of the IPO was $4 and the closing of the IPO was past the first anniversary of the closing date, the Company issued an additional 600,000 Top Up Shares which were valued at the IPO price of $4, resulting in $2,400,000 of value attributable to the Liquidity Event Shares, which has been recognized in the unaudited condensed consolidated interim statements of operations as Liquidity Event and Listing Event Shares as a component of Other Income and Expenses.

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

NOTE 4: EXPLORATION AND EVALUATION ASSETS AND EXPENSES

The following is a summary of the carrying value of the acquisition costs and expenditures on the Company’s exploration and evaluation assets:

Exploration and Evaluation Assets	Berlin (Colombia)	Laguna Salada and Huemul (Argentina)	Total
Balance, December 31, 2024	$4,000,000	$4,150,000	$8,150,000
Mineral property impairment	—	—	—
Balance, December 31, 2025 and June 30, 2026	$4,000,000	$4,150,000	$8,150,000

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

During the year ended December 31, 2025, and as at December 31, 2025, the uranium spot price had recovered and has remained at consistent levels through June 30, 2026, management performed a qualitative impairment assessment and concluded that a quantitative impairment analysis of the mineral properties was not required, accordingly, there is no impairment of mineral properties during the year ended December 31, 2025 or the period ended June 30, 2026.

Exploration and Evaluation Expenses for the three months ended:

Exploration and Evaluation Expenses	Berlin (Colombia)	Laguna Salada (Argentina)	Huemul (Argentina)	Period Ended June 30, 2026
Personnel	$60,999	$35,972	$38,263	$135,234
Geological	7,832	1,615	13,426	22,873
Land management	5,943	14,218	73,223	93,384
Other	3,362	3,151	13,341	19,854
	$78,136	$54,956	$138,253	$271,345

Exploration and Evaluation Expenses	Berlin (Colombia)	Laguna Salada (Argentina)	Huemul (Argentina)	Period Ended June 30, 2025
Personnel	$36,631	$154	$157	$36,942
Geological	—	—	—	—
Land management	19,641	8,921	4,605	33,167
Other	226	672	13	911
	$56,498	$9,747	$4,775	$71,020

Exploration and Evaluation Expenses for the six months ended:

Exploration and Evaluation Expenses	Berlin (Colombia)	Laguna Salada (Argentina)	Huemul (Argentina)	Period Ended June 30, 2026
Personnel	$93,192	$39,533	$41,824	$174,549
Geological	7,832	1,615	13,426	22,873
Land management	11,772	26,249	119,910	157,931
Other	3,362	4,426	14,616	22,404
	$116,158	$71,823	$189,776	$377,757

Exploration and Evaluation Expenses	Berlin (Colombia)	Laguna Salada (Argentina)	Huemul (Argentina)	Period Ended June 30, 2025
Personnel	$48,961	$154	$157	$49,272
Geological	—	—	—	—
Land management	30,655	28,626	12,954	72,235
Other	226	2,311	1,652	4,189
	$79,842	$31,091	$14,763	$125,696

All claims are subject to minimum expenditure commitments. The Company expects to incur the minimum expenditures to maintain the claims.

NOTE 5: PROPERTY AND EQUIPMENT

	June 30, 2026	December 31, 2025
Equipment	$47,910	$47,910
	47,910	47,910
Accumulated depreciation	17,067	9,045
Balance	$30,843	$38,865

Depreciation for the three and six month periods ended June 30, 2026 were $6,873 and $8,547, respectively (2025 - $1,246 and $2,496, respectively).

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

As of June 30, 2026 and December 31, 2025 the Company had an unlimited number of Common Shares authorized for issuance and 20,193,777 and 9,057,020 Common Shares issued, respectively.

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

c.	Warrants

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding warrants, December 31, 2024 (i)	2,000,500	$1.00	4.46
Exercised	(396,000)	$1.00	1.50
Warrants – issued in units subscription	70,000	$5.05	2.55
Warrants – issued as inducement	1,188,000	$5.05	2.97
Outstanding warrants, June 30, 2025	2,862,500	2.72	3.54
Exercised	(27,000)	$1.00	0.46
Warrants – issued as inducement	81,000	$5.05	2.04
Outstanding warrants, December 31, 2025 and June 30, 2026	2,916,500	2.86	2.66

(i)	The weighted-average remaining life at December 31, 2024 has been adjusted to reflect the modification of the expiry date of the related warrants as previously detailed.

			Weighted
			Average
Expiry	Number of Warrants	Exercise Price	Remaining Life
December 14, 2026	100,000	$1.00	0.46
December 14, 2029	1,477,500	$1.00	3.46
January 15, 2028	70,000	$5.05	1.55
June 17, 2028	1,188,000	$5.05	1.97
July 15, 2028	81,000	$5.05	2.04
Outstanding warrants, June 30, 2026	2,916,500	$2.86	2.66

Under ASC Topic 815, the warrants are recorded as equity and included in additional paid-in capital.

d.	Stock Options

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

The following table summarizes the stock option activity for the period ended June 30, 2026:

		Number of		Aggregate	Remaining
	Expiry	Options	Exercise	Intrinsic	Contractual
Grant Date	Date	Granted	Price	Value	Life
March 15, 2024	March 15, 2029	180,000	$2.00	$-	2.71
June 18, 2024	June 18, 2029	90,000	$4.00	-	2.97
June 30, 2024	June 30, 2029	320,000	$4.00	-	3.00
August 28, 2024	August 28, 2029	25,000	$5.00	-	3.16
September 25, 2024	September 25, 2029	243,000	$5.00	-	3.24
As of June 30, 2026		858,000	$3.89	$-

Inputs into the Black-Scholes Model:
Grant Date	15-Mar-24	18-Jun-24	30-Jun-24	28-Aug-24	25-Sep-24
Share price	$2.00	$2.00	$2.00	$2.00	$2.00
Exercise price	$2.00	$4.00	$4.00	$5.00	$5.00
Term	5	5	5	5	5
Risk-Free Interest Rate	3.53%	3.19%	3.43%	2.91%	2.76%
Volatility	150.00%	150.00%	150.00%	150.00%	150.00%

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

During the period ended June 30, 2026, the Company recognized $nil (2025 - $284,822) in share-based compensation expense relating to the vesting of the options.

NOTE 8: RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the noted periods:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Accounts Payable - June 30, 2026
Paid to a company controlled by the CEO	$62,500	$387,500	$—
Paid to a company controlled by the CFO	$54,167	$327,534	$—
Paid to the Executive Chairman	$62,500	$312,200	$—
Paid to a law firm in which a director is a partner, for legal services – internal counsel and corporate secretary	$3,160	$20,853	$—

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Accounts Payable - June 30, 2025
Paid to a company controlled by the CEO	$25,500	$51,000	$8,669
Paid to a company controlled by the CFO	$26,426	$59,596	$6,512
Paid to the Executive Chairman	$23,860	$27,569	$12,860
Paid to a law firm in which a director is a partner, for legal services – internal counsel and corporate secretary	$3,785	$5,491	$4,028

During the three and six months ended June 30, 2026, directors were paid $60,000 and $92,857, respectively (2025 - $nil) in director fees.

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

For the three months ended June 30:

Period ended June 30, 2026	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
General and administrative expenses (a)	$1,861	$30,663	$596,772	$629,296
Legal and professional fees	26,946	—	107,375	134,321
Depreciation	6,873	—	—	6,873
Exploration and evaluation expenditures (see Note 6)	78,136	244,732	(51,523)	271,345
Interest and other (income) expense	(9,854)	—	(174,180)	(184,034)
Foreign exchange (gain) loss	10,681	3,361	2,169	16,211
Net income (loss) before income tax expense (recovery)	$114,643	$278,756	$480,613	$874,012

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss) before income tax expense (recovery)	$114,643	$278,756	$480,613	$874,012

(a) General and Administrative (G&A) expenses	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
Travel	$—	$—	$32,656	$32,656
Compensation	1,861	30,663	389,645	422,169
Investor relations	—	—	166,521	166,521
Listing and filing fees	—	—	6,251	6,251
Other G&A	—	—	1,699	1,699
Total G&A	$1,861	$30,663	$596,772	$629,296

Period ended June 30, 2025	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
General and administrative expenses (a)	$8,978	$7,665	$309,289	$325,932
Legal and professional fees	—	—	34,072	34,072
Depreciation	1,246	—	—	1,246
Exploration and evaluation expenditures (see Note 4)	79,842	45,854	(54,676)	71,020
Interest and other (income) expense	—	—	996	996
Foreign exchange (gain) loss	2,908	176	(7,289)	(4,205)
Net income (loss) before income tax expense (recovery)	$92,974	$53,695	$282,392	$429,061

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss) before income tax expense (recovery)	$92,974	$53,695	$282,392	$429,061

(a) General and Administrative (G&A) expenses	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
Travel	$—	$—	$959	$959
Compensation	8,978	7,665	298,434	315,077
Other G&A	—	—	9,896	9,896
Total G&A	$8,978	$7,665	$309,289	$325,932

For the six months ended June 30:

Period ended June 30, 2026	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
General and administrative expenses (a)	$12,258	$48,658	$1,717,180	$1,778,096
Legal and professional fees	27,880	—	272,070	299,950
Depreciation	8,547	—	—	8,547
Exploration and evaluation expenditures (see Note 4)	116,158	261,599	—	377,757
Interest and other (income) expense	(9,854)	—	(232,536)	(242,390)
Liquidity event deferred cash payment	—	—	720,700	720,700
Liquidity event and listing event shares	—	—	17,747,028	17,747,028
Foreign exchange (gain) loss	7,425	937	44,599	52,961
Net income (loss) before income tax expense (recovery)	$162,414	$311,194	$20,269,041	$20,742,649

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss) before income tax expense (recovery)	$162,414	$311,194	$20,269,041	$20,742,649

(a) General and Administrative (G&A) expenses	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
Travel	$—	$—	$83,602	$83,602
Compensation	12,258	48,658	1,250,068	1,310,984
Investor relations	—	—	264,596	264,596
Listing and filing fees	—	—	114,448	114,448
Other G&A	—	—	4,466	4,466
Total G&A	$12,258	$48,658	$1,717,180	$1,778,096

Period ended June 30, 2025	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
General and administrative expenses (a)	$21,741	$14,494	$627,029	$663,264
Legal and professional fees	390	—	147,539	147,929
Depreciation	2,496	—	—	2,496
Exploration and evaluation expenditures (see Note 4)	79,842	45,854	0	125,696
Interest and other (income) expense	—	—	1,106	1,106
Foreign exchange (gain) loss	5,654	(93)	(3,574)	1,987
Net income (loss) before income tax expense (recovery)	$110,123	$60,255	$772,100	$942,478

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss) before income tax expense (recovery)	$110,123	$60,255	$772,100	$942,478

(a) General and Administrative (G&A) expenses	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
Travel	$—	$—	$6,928	$6,928
Compensation	21,741	14,494	608,758	644,993
Other G&A	—	—	11,343	11,343
Total G&A	$21,741	$14,494	$627,029	$663,264

As at June 30, 2026	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
Mineral properties	$4,000,000	$4,150,000	$—	$8,150,000
Property and equipment	30,843	—	—	30,843
Total Long-Lived Assets	$4,030,843	$4,150,000	$—	$8,180,843

As at December 31, 2025	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
Mineral properties	$4,000,000	$4,150,000	$—	$8,150,000
Property and equipment	38,865	—	—	38,865
Total Long-Lived Assets	$4,038,865	$4,150,000	$—	$8,188,865

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

Overview

Jaguar Uranium Corp. (the “Company” or “Jaguar Uranium”) is a uranium exploration and development company focused on uranium discoveries. We are a junior miner engaged in uranium exploration. Our portfolio is comprised of two (2) uranium exploration projects in Argentina and one (1) uranium exploration project in Colombia.

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

We have not yet generated any income. Total operating expenses for the three and six months ended June 30, 2026 were $1,041,835 and $2,464,350, respectively, including $134,321 and $299,950 in professional fees (including legal fees, auditor fees, and accounting fees); $629,296 and $1,778,096 in general and administrative expenses; $271,345 and $377,757 in exploration and evaluation expenditures; and, $6,873 and $8,547 in depreciation. Total operating expenses for the three and six months ended June 30, 2025 were $432,271 and $939,385, including approximately $34,073 and $147,929 in professional fees (including legal fees, auditor fees, and accounting fees); $325,932 and $663,264 in general and administrative expenses; $71,020 and $125,696 in exploration and evaluation expenditures; and, $1,246 and 2,496 in depreciation.

To date, our ongoing operations have been financed by the sale of equity securities by way of private placements and the proceeds of our initial public offering that was consummated on February 11, 2026 (the “IPO”). We believe that we will be able to secure additional financings in the future, but there can be no assurance that such financing will be available to us in sufficient amounts, on attractive terms, on a timely basis, or at all.

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

Results of Operations

The following financial data is derived from, and should be read in conjunction with the quarterly financial statements. A summary of the Company’s operating results for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	629,296	325,932	1,768,242	663,264
Legal and professional fees	134,321	34,074	299,950	147,929
Depreciation	6,873	1,246	8,547	2,496
Exploration and evaluation expenditures	271,345	71,021	377,757	125,696
TOTAL OPERATING EXPENSES	1,041,835	432,273	2,464,350	939,385

OTHER INCOME AND EXPENSES
Interest and other (income) expense	(184,034)	996	(242,390)	1,106
Foreign exchange (gain)	16,211)	(4,206)	52,961	1,987
Liquidity event deferred cash payment	—	—	720,700	—
Liquidity event and listing event shares	—	—	17,747,028	—

NET LOSS AND COMPREHENSIVE LOSS	$874,012	429,061	20,742,649	942,478

The following is an analysis of the Company’s operations for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. Significant items contributing to the loss incurred during such period were as follows:

●	General and administrative expenses:

General and Administrative (G&A) expenses	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Travel	$32,656	$959	$83,602	$6,928
Compensation	422,169	315,077	1,250,068	644,993
Investor relations	166,521	—	264,596	—
Listing and filing fees	6,251	—	114,448	—
Other G&A	1,699	9,896	4,466	11,343
Total G&A	$629,296	$325,932	$1,717,180	$663,264

The increase in these expenses are due to the following: compensation increased as a result of the liquidity event bonuses, which were contractually due to management upon the IPO and amounted to $525,000; investor relations expenses were previously not incurred until the completion of the IPO and the Company retained several service providers to provide services including online marketing, interviews and other coverage; listing and filing fees increased as a result of fees paid to our filing agent, which were previously not required to be paid and included several amounts that were due upon the IPO.

●	Legal and professional fees for the three and six months ended June 30, 2026 were $134,321 and $299,950, respectively, compared to $34,073 and $147,929 for the three and six months ended June 30, 2025, respectively. The three and six months professional fees mainly consisted of the following respective amounts: $35,000 and $175,000 of audit and accounting fees (June 30, 2025 - $4,500 and $59,000); $72,500 and $96,500 of legal fees (June 30, 2025 - $4,000 and $30,000), which primarily relate to fees paid for securities counsel as part of pursuing the filing of a registration statement with the Securities and Exchange Commission (the “SEC”) and other matters related to the IPO, as well as ordinary corporate counsel fees. The increase in legal and professional costs is partially offset by $25,500 and $58,500 of compensation costs for consulting related to the CFO, which were included in professional fees in the prior period, whereas in the current period the CFO was on payroll, which was included in General and Administrative expenses.

●	Exploration and evaluation expenditures:

For the three months ended June 30,

Exploration and Evaluation Expenses	Berlin (Colombia)	Laguna Salada (Argentina)	Huemul (Argentina)	Period Ended June 30, 2026
Personnel	$60,999	$35,972	$38,263	$135,234
Geological	7,832	1,615	13,426	22,873
Land management	5,943	14,218	73,223	93,384
Other	3,362	3,151	13,341	19,854
	$78,136	$54,956	$138,253	$271,345

Exploration and Evaluation Expenses	Berlin (Colombia)	Laguna Salada (Argentina)	Huemul (Argentina)	Period Ended June 30, 2025
Personnel	$36,631	$154	$157	$36,942
Geological	—	—	—	—
Land management	19,641	8,921	4,605	33,167
Other	226	672	13	911
	$56,498	$9,747	$4,775	$71,020

For the six months ended June 30,

Exploration and Evaluation Expenses	Berlin (Colombia)	Laguna Salada (Argentina)	Huemul (Argentina)	Period Ended June 30, 2026
Personnel	$93,192	$39,533	$41,824	$174,549
Geological	7,832	1,615	13,426	22,873
Land management	11,772	26,249	119,910	157,931
Other	3,362	4,426	14,616	22,404
	$116,158	$71,823	$189,776	$377,757

Exploration and Evaluation Expenses	Berlin (Colombia)	Laguna Salada (Argentina)	Huemul (Argentina)	Period Ended June 30, 2025
Personnel	$48,961	$154	$157	$49,272
Geological	—	—	—	—
Land management	30,655	28,626	12,954	72,235
Other	226	2,311	1,652	4,189
	$79,842	$31,091	$14,763	$125,696

Exploration and evaluation (“E&E”) expenses have increased across all periods as the Company completed its IPO in February 2026 and was able to commence preliminary E&E activity, whereas previously the costs incurred were kept to the minimum amounts required to keep the properties in good standing.

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

●	Other Income and Expenses

Interest income is generated by the interest generated on the funds deposited from the IPO net proceeds.

Foreign exchange is due to primarily to fluctuations in the exchange rate on CAD denominated accounts payable.

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

Liquidity and Capital Resources

A summary and discussion of our cash inflows and outflows are as follows:

Operating Activities

For the six months ended June 30, 2026 and 2025, the Company used $3,844,105 and $468,962, respectively, in operations. The primary driver of the increase is the overall increase in net loss of $20,742,649 for the six months ended June 30, 2026 (2025 - $942,478), which is offset primarily by of the increase in share-based payments of $17,747,028 for the six months ended June 30, 2026 (2025 - $526,920), which is principally due to the Liquidity Event and Listing Event Shares. The net loss was further increased by the Liquidity Event Deferred Cash Payment of $720,700, as noted above, as well as accrued income on short-term investments of $162,803 and the increases in expenses discussed in the foregoing discussion of the Results of Operations. Further, with having received the IPO proceeds, the Company was able to make payments on a significant amount of the outstanding accounts payable resulted in reduction of accounts payable and other liabilities of $437,439. Finally, there was $256,789 of cash used in prepaid expenses, primarily this relates to prepaid investor relations services that will be incurred in the coming months.

Investing activities

Investing activities for the six months ended June 30, 2026, constituted the investment of the IPO proceeds into short-term investments and redemption of $500,000 of those short-term investments to fund operations, including our E&E expenses during the period.

Financing activities

Financing activities for the six months ended June 30, 2026, provided cash, offsetting the above uses of cash, amounting to $22,675,000 which consisted of the net proceeds from the IPO, whereas for the six months ended June 30, 2025 the Company received $350,000 of cash from the issuance of units, $150,000 from the issuance of a convertible debenture and $396,000 from the exercise of warrants.

Cash Resources and Going Concern

We have no revenue generating operations from which we can internally generate funds. To date, our ongoing operations have been financed by the sale of our equity securities by way of private placements and the proceeds of the IPO, which resulted in the receipt of net proceeds of $22.7 million. We believe that we will be able to secure additional financings in the future, but there can be no assurance that such financing will be available to us in sufficient amounts, on attractive terms, on a timely basis, or at all. This situation is unlikely to change until such time as we can develop a bankable feasibility study on one of our properties. When acquiring an interest in mineral properties through purchase or option, we will sometimes issue Common Shares to the vendor or optionee of the property as partial or full consideration for the property interest in order to conserve our cash.

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

IsoEnergy was also entitled to nominate one director to our board of directors following the IPO. The nominee, who may be a director or officer of IsoEnergy, is not required to meet independence criteria. We are required to take all necessary steps to ensure the appointment of IsoEnergy’s nominee to our board of directors.

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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. and the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ equity, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2026, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2025. The interim results for the period ended June 30, 2026 are not necessarily indicative of the results for the full fiscal year.

Recently Adopted Accounting Pronouncements

As of June 30, 2026, there are no additional recently issued or adopted accounting standards that could have a material impact on these unaudited condensed consolidated interim financial statements.

Critical Accounting Estimates

A summary of significant accounting policies of the Company is presented in Note 2 of the unaudited condensed consolidated interim financial statements for the period ended June 30, 2026. The financial statements and notes are representations of our management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles under U.S. GAAP and have been consistently applied in the preparation of the financial statements.

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

Contingent liabilities

Certain conditions may exist as of the date the financial statements are issued, that may result in a loss to the Company but that will only be resolved when one or more future events occur or fail to occur. Such losses are disclosed as contingent liabilities if it’s not both probable and reasonably estimable. Our management assesses such contingent liabilities and estimated legal fees, if any. Such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings. Our management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

Management’s best estimates regarding the restoration provisions are based on the current economic environment. Changes in estimates of contamination, restoration standards and restoration activities result in changes to provisions from period to period. Actual restoration provisions will ultimately depend on future market prices for future restoration obligations. Management has determined that the Company has no restoration obligations on acquisition of the mineral properties and as at June 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Our management carried out, as of June 30, 2026, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026 based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2026, and that no material weaknesses in internal control over financial reporting were identified.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against the Company or any member of our management team in their capacity as such.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities occurred during the three months ended June 30, 2026, that were not previously reported.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

The Company’s executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of its common shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended June 30, 2026, no officers or directors of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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
Date: August 12, 2026