Form 10-Q
period 2026-09-30
Jaguar Uranium Corp.
filed 2026-11-12
CIK 2039273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, there were 20,263,777 Class A common shares of the registrant, no par value per share, outstanding.

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

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and the Company management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligations to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, the Company’s results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ are set forth under the headings “Risk Factor Summary” and under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2026 and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JAGUAR URANIUM CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

	September 30	December 31
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$8,421,807	$82,444
Short-term investments	9,758,015	—
Prepaid expenses and other assets	140,284	98,102
Total current assets	18,320,106	180,546

Non-current assets
Mineral properties	8,150,000	8,150,000
Property and equipment, net	50,159	38,865
Total non-current assets	8,200,159	8,188,865
TOTAL ASSETS	$26,520,265	$8,369,411

LIABILITIES
Current liabilities
Accounts payable and other liabilities	$746,048	$953,442
Total current liabilities	746,048	953,442

Non-current liabilities:
Deferred tax liability	1,400,000	1,400,000
Convertible debentures	—	150,000
TOTAL LIABILITIES	2,146,048	2,503,442

SHAREHOLDERS’ EQUITY
Common stock, Class A, $ Nil par value: unlimited authorized, 20,263,777 (2025 - 9,057,020) shares issued and outstanding	—	—
Additional paid-in capital	57,015,348	16,373,320
Accumulated deficit	(32,641,131)	(10,507,351)
TOTAL SHAREHOLDERS’ EQUITY	24,374,217	5,865,969
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,520,265	$8,369,411

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

JAGUAR URANIUM CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	819,629	338,473	2,597,725	1,001,737
Legal and professional fees	369,450	102,693	669,400	250,622
Depreciation	5,104	1,425	13,651	3,921
Exploration and evaluation expenditures	258,585	121,034	636,342	246,730
TOTAL OPERATING EXPENSES	1,452,768	563,625	3,917,118	1,503,010

OTHER INCOME AND EXPENSES
Interest and other (income) expense	(166,915)	(423)	(409,305)	683
Foreign exchange (gain) loss	105,278	(8,630)	158,239	(6,643)
Liquidity event deferred cash payment	—	—	720,700	—
Liquidity event and listing event shares	—	—	17,747,028	—

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	1,391,131	554,572	22,133,780	1,497,050

Deferred tax recovery	—	—	—	—
NET LOSS AND COMPREHENSIVE LOSS	$1,391,131	$554,572	$22,133,780	$1,497,050

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.06)	$(1.20)	$(0.17)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,216,603	9,044,172	18,470,222	8,775,317

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

JAGUAR URANIUM CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2025	9,057,020	$—	$16,373,320	$(10,507,351)	$5,865,969
Net proceeds on completion of IPO	6,250,000	—	22,675,000	—	22,675,000
Liquidity event and listing event shares	4,836,757	—	17,747,028	—	17,747,028
Conversion of convertible debenture	50,000	—	150,000	—	150,000
Net loss and comprehensive loss	—	—	—	(19,868,637)	(19,868,637)
BALANCE AT MARCH 31, 2026	20,193,777	$—	$56,945,348	$(30,375,988)	$26,569,360
Net loss and comprehensive loss	—	—	—	(874,012)	(874,012)
BALANCE AT JUNE 30, 2026	20,193,777	$—	$56,945,348	$(31,250,000)	$25,695,348
Exercise of warrants	70,000	—	70,000	—	70,000
Net loss and comprehensive loss	—	—	—	(1,391,131)	(1,391,131)
BALANCE AT SEPTEMBER 30, 2026	20,263,777	$—	$57,015,348	$(32,641,131)	$24,374,217

	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2024	8,546,020	$—	$12,590,607	$(5,853,605)	$6,737,002
Share-based compensation	—	—	284,822	—	284,822
Shares issued for unit subscription	70,000	—	350,000	—	350,000
Net loss and comprehensive loss	—	—	—	(513,417)	(513,417)
BALANCE AT MARCH 31, 2025	8,616,020	$—	$13,225,429	$(6,367,022)	$6,858,407
Exercise of warrants	396,000	—	396,000	—	396,000
Deemed dividend - warrant modification and inducement	—	—	2,183,750	(2,183,750)	—
Share-based compensation	—	—	242,098	—	242,098
Net loss and comprehensive loss	—	—	—	(429,061)	(429,061)
BALANCE AT JUNE 30, 2025	9,012,020	$—	$16,047,277	$(8,979,833)	$7,067,444
Exercise of warrants	27,000	—	27,000	—	27,000
Deemed dividend - warrant modification and inducement	—	—	155,475	(155,475)	—
Share-based compensation	18,000	—	143,568	—	143,568
Net loss and comprehensive loss	—	—	—	(554,572)	(554,572)
BALANCE AT SEPTEMBER 30, 2025	9,057,020	$—	$16,373,320	$(9,689,880)	$6,683,440

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

JAGUAR URANIUM CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,133,780)	$(1,497,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based payments	17,747,028	595,488
Accrued income on short-term investments	(158,015)	—
Depreciation	13,651	3,921
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(42,182)	159,280
Accounts payable and other liabilities	(207,394)	17,093
Net cash used in operating activities	(4,780,692)	(721,268)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of short-term investments	(19,000,000)	—
Redemption of short-term investments	9,400,000	—
Purchase of property and equipment	(24,945)	—
Net cash used in investing activities	(9,624,945)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and units	22,675,000	350,000
Proceeds from convertible debenture	—	150,000
Proceeds from warrant exercise	70,000	423,000
Net cash from financing activities	22,745,000	923,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,339,363	201,732
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	82,444	103,884
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$8,421,807	$305,616

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for acquisition of mineral properties	$—	$—
Common shares issued for settlement of accounts payable	$—	$75,000

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

JAGUAR URANIUM CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

On July 19, 2024, the Company closed on the acquisition of 2847312 Ontario Inc. (“284 Ontario”), which is registered in Argentina as 2847312 Ontario Inc. (Sucursal Argentina), whereby it holds mineral rights in the Laguna Project and Huemul Projects in Argentina (the “Argentinian Acquisition”). 284 Ontario was incorporated on June 14, 2021, in Ontario, Canada.

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

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. and the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ equity, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2025. The interim results for the period ended September 30, 2026 are not necessarily indicative of the results for the full fiscal year.

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

As of September 30, 2026, there are no additional recently issued or adopted accounting standards that could have a material impact on these consolidated financial statements.

f.	Contingent liabilities

Certain conditions may exist as of the date the financial statements are issued, that may result in a loss to the Company but that will only be resolved when one or more future events occur or fail to occur. Such losses are disclosed as contingent liabilities if they are not both probable and reasonably estimable. Our management assesses such contingent liabilities and estimated legal fees, if any. Such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, our management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

Management’s best estimates regarding the restoration provisions are based on the current economic environment. Changes in estimates of contamination, restoration standards and restoration activities result in changes to provisions from period to period. Actual restoration provisions will ultimately depend on future market prices for future restoration obligations. Management has determined that the Company had no restoration obligations as of the acquisition dates of the mineral properties and as of September 30, 2026.

NOTE 3: Purchase consideration paid in advance, advance to parent of acquiree AND THE ACQUISITIONS

The Colombian Acquisition

Prior to the closing of the Colombia Acquisition, the Company paid $188,381 to settle a portion of GAIA Colombia’s liabilities as part of its planned acquisition of GAIA BVI. The payment was accounted for as an advance paid for the acquisition. The acquisition closed on April 9, 2024. Prior to closing, the Company made two further payments related to the same matter amounting to $189,188. Additionally, the Company also paid $200,000 to GCOM, the parent company of GAIA BVI, in order to fund interim operations of GAIA Colombia; however, as the Company was able to arrange to pay these expenses directly, these funds were returned to the Company in January 2024. On April 9, 2024, the Company issued 1,211,687 Common Shares to GCOM as consideration for the Colombian Acquisition.

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

Further, of the $1,732,120 of liabilities assumed on the acquisition date, which included the amounts due to the ANM above, the Company successfully negotiated settlement of some of the outstanding balances and as a result realized a gain of $327,458, which was included in interest and other income for the year ended December 31, 2024.

The Argentina Acquisition

Consideration for the acquisition consists of 2,000,000 Common Shares of the Company, which the Company issued upon closing on July 19, 2024, and contingent shares consisting of: (i) “Listing Shares,” being 400,000 Common Shares if the IPO was not accomplished by the first anniversary from the closing date; and, (ii) “Top Up Shares” in the event the IPO price was less than $5, based on a $10,000,000 valuation and minimum share price of $4, if the IPO was accomplished by the first anniversary of the closing date, resulting in a maximum of 500,000 additional Top Up Shares, increasing to a $12,000,000 valuation and maximum of 1,000,000 Common Shares if the IPO was accomplished thereafter. The Company also granted a 1.0% net smelter returns royalty on the future production from certain land claim applications at the Huemul Project (the “Huemul II Royalty”) to Consolidated Uranium pursuant to the Royalty Agreement dated July 19, 2024 (the “Huemul II Royalty Agreement”) by and among the Company, as royalty payor, Consolidated Uranium, as royalty holder and 284 Ontario, as guarantor; and a 2.0% net smelter returns royalty on the future production from the Laguna Project (the “Laguna Project Royalty”) to Consolidated Uranium pursuant to the Royalty Agreement dated July 19, 2024. The impact of such royalties was not readily or reliably determinable under current circumstances.

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

The 2,000,000 Common Shares issued were valued at $2 per share based on recent arm’s length private placements resulting in a value of $4,000,000. The 400,000 Listing Shares were valued at $2, as per above, resulting in a value of $800,000 and recognized as Common Shares to be issued as of the acquisition date based on the expected timing of the IPO, which was estimated at over one year due to the anticipated timing of completing the registration process with the Securities and Exchange Commission, completing the subsequent marketing of the IPO and the decline in the uranium market leading up to the acquisition.

Upon completion of the IPO, the Company issued the 400,000 Listing Shares that had previously been recognized as part of the consideration for the Argentina Acquisition. Further, as the price of the IPO was $4 and the closing of the IPO was past the first anniversary of the closing date, the Company issued an additional 600,000 Top Up Shares which were valued at the IPO price of $4, resulting in $2,400,000 of value attributable to the Top Up Shares, which has been recognized in the unaudited condensed consolidated interim statements of operations as Liquidity Event and Listing Event Shares as a component of Other Income and Expenses.

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

NOTE 4: EXPLORATION AND EVALUATION ASSETS AND EXPENSES

The following is a summary of the carrying value of the acquisition costs and expenditures on the Company’s exploration and evaluation assets:

Exploration and Evaluation Assets	Berlin (Colombia)	Laguna Salada and Huemul (Argentina)	Total
Balance, December 31, 2024	$4,000,000	$4,150,000	$8,150,000
Mineral property impairment	—	—	—
Balance, December 31, 2025 and September 30, 2026	$4,000,000	$4,150,000	$8,150,000

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

During the year ended December 31, 2025, and as at December 31, 2025, the uranium spot price recovered and has remained at consistent levels through September 30, 2026. Management performed a qualitative impairment assessment and concluded that a quantitative impairment analysis of the mineral properties was not required. Accordingly, there was no impairment of mineral properties during the year ended December 31, 2025 or the nine months ended September 30, 2026.

Exploration and Evaluation Expenses for the three months ended:

Exploration and Evaluation Expenses	Berlin (Colombia)	Laguna Salada (Argentina)	Huemul (Argentina)	Period Ended September 30, 2026
Personnel	$114,081	$29,571	$19,407	$163,059
Geological	15,008	229	1,796	17,033
Land management	2,493	10,685	37,308	50,486
Other	26,587	1,420	—	28,007
	$158,169	$41,905	$58,511	$258,585

Exploration and Evaluation Expenses	Berlin (Colombia)	Laguna Salada (Argentina)	Huemul (Argentina)	Period Ended September 30, 2025
Personnel	$76,876	$—	$—	$76,876
Geological	10,095	—	—	10,095
Land management	4,515	23,547	5,271	33,333
Other	—	365	365	730
	$91,486	$23,912	$5,636	$121,034

Exploration and Evaluation Expenses for the nine months ended:

Exploration and Evaluation Expenses	Berlin (Colombia)	Laguna Salada (Argentina)	Huemul (Argentina)	Period Ended September 30, 2026
Personnel	$207,273	$69,104	$61,231	$337,608
Geological	22,840	1,844	15,222	39,906
Land management	14,265	36,934	157,218	208,417
Other	29,949	5,846	14,616	50,411
	$274,327	$113,728	$248,287	$636,342

Exploration and Evaluation Expenses	Berlin (Colombia)	Laguna Salada (Argentina)	Huemul (Argentina)	Period Ended September 30, 2025
Personnel	$125,837	$154	$157	$126,148
Geological	10,095	—	—	10,095
Land management	35,170	52,173	18,225	105,568
Other	226	2,676	2,017	4,919
	$171,328	$55,003	$20,399	$246,730

All claims are subject to minimum expenditure commitments. The Company expects to incur the minimum expenditures to maintain the claims.

NOTE 5: PROPERTY AND EQUIPMENT

	September 30, 2026	December 31, 2025
Equipment	$72,855	$47,910
Accumulated depreciation	22,696	9,045
Balance	$50,159	$38,865

Depreciation for the three and nine month periods ended September 30, 2026 was $5,104 and $13,651, respectively (2025 - $1,425 and $3,921, respectively).

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

The Company’s convertible debenture was converted into 50,000 Common Shares at a conversion price of $3.00 per unit, being the lesser of $5 and 75% of the $4.00 IPO price, and 50,000 warrants with an exercise price of $5 and term of three years (expiring February 11, 2029).

NOTE 7: EQUITY

a.	Shares

The Company executed subscription documents for 70,000 units valued at $5 per unit for gross proceeds of $350,000, from an existing shareholder, which were received on January 15, 2025. Each unit consists of one Common Share and one Common Share purchase warrant, which were issued on January 15, 2025, with an exercise price of $5.05 expiring in three years.

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

As of September 30, 2026 and December 31, 2025 the Company had an unlimited number of Common Shares authorized for issuance and 20,263,777 and 9,057,020 Common Shares issued, respectively.

During the three months ended September 30, 2026, 70,000 warrants were exercised at a price of $1.00 per share, resulting in the issuance of 70,000 Common Shares for proceeds of $70,000.

On June 17, 2025, the Company received proceeds from the exercise of warrants. In total 396,000 warrants were exercised at the price of $1 per share resulting in the issuance of 396,000 Common Shares. In order to induce the warrant holders to exercise their warrants, each holder was offered three additional warrants with an exercise price of $5.05 for three years. Further, any warrants held by those warrant holders that participated that remained unexercised had their term extended an additional three years until December 14, 2029. The Company determined that this represented a modification and an inducement to motivate the investors to exercise their warrants. As the warrant holders were all current investors in the Company, the Company determined that the difference in the fair value of the warrants with the new terms and the fair value of the warrants under their original terms at the modification date as well as the value of the new warrants, should be recognized as a deemed dividend in the amount of $2,183,750.

The modification and new warrants fair value was determined using a Black-Scholes Model with the following inputs and results:

	Original Terms	Amended Terms	New Warrants
Grant Date	17-Jun-25	17-Jun-25	17-Jun-25
Expiry	14-Dec-26	14-Dec-29	17-Jun-28

Input Data
Current Stock Price	$2.00	$2.00	$2.00
Exercise Price	$1.00	$1.00	$5.05
Term of Warrants	1.49	4.50	3.00
Risk-Free Interest Rate	2.71%	2.96%	2.73%
Volatility	150.00%	150.00%	150.00%

Fair Value of Warrant	$1.5212	$1.8554	$1.4278
Modification benefit		$0.3342
Number of warrants		1,458,833	1,188,000
Value		$487,567	$1,696,183

On July 15, 2025, a further 27,000 warrants were exercised at a price of $1 per share resulting in the issuance of 27,000 Common Shares. These warrant holders exercised on the same terms as the above, resulting in an additional inducement and deemed dividend of $155,475.

The modification and new warrants fair value was determined using a Black-Scholes Model with the following inputs and results:

	Original Terms	Amended Terms	New Warrants
Grant Date	15-Jul-25	15-Jul-25	15-Jul-25
Expiry	14-Dec-26	14-Dec-29	15-Jul-28

Input Data
Current Stock Price	$2.00	$2.00	$2.00
Exercise Price	$1.00	$1.00	$5.05
Term of Warrants	1.42	4.42	3.00
Risk-Free Interest Rate	2.83%	3.08%	2.84%
Volatility	150.00%	150.00%	150.00%

Fair Value of Warrant	$1.5050	$1.8517	$1.4286
Modification benefit		$0.3467
Number of warrants		114,667	81,000
Value		$39,761	$115,714

Further, there were previously 300,000 warrants issued to the Executive Chairman, who sold his warrants to other existing shareholders and related parties, and as part of the transfer the term of these warrants was extended an additional three years until December 14, 2029. The CEO of the Company and the corporate secretary both participated and purchased 75,000 and 30,000 of the warrants, respectively. The Company treated this as a warrant modification and due to the Executive Chairman’s consulting role in the Company determined that the difference in the fair value of the warrants with the new terms and the fair value of the warrants under their original terms at the modification date was treated as share-based compensation expense in the amount of $97,035.

The modification fair value was determined using a Black-Scholes Model with the following inputs and results:

	Original Terms	Amended Terms
Grant Date	23-May-25	23-May-25
Expiry	14-Dec-26	14-Dec-29

Input Data
Current Stock Price	$2.00	$2.00
Exercise Price	$1.00	$1.00
Term of Warrants	1.56	4.56
Risk-Free Interest Rate	2.69%	2.93%
Volatility	150.00%	150.00%

Fair Value of Warrant	$1.5355	$1.8589
Modification benefit		$0.3235
Warrants		300,000
Share-based compensation		$97,035

On July 21, 2025, the Company agreed to a compensation package with a consultant overseeing the Argentinian properties setting their compensation for both before the IPO and after the IPO, the terms of which are not material. Further, as part of the agreement, the Company agreed to the following other key terms: issued 15,000 common shares of the Company; promised a $75,000 finders fee should the Company complete any significant financing with either of two parties introduced by the consultant, which to date has not occurred; and, the Company agreed that the prepayment for services recognized on the acquisition of 284 Ontario would be considered as compensation for submitting and completing a required Environmental Impact Study, which was completed in August. The Company recognized $75,000 of share-based compensation expense.

On September 5, 2025, the Company issued 3,000 shares valued at an agreed upon value of $5 per share to a geological consultant as a bonus for their support during the listing process.

b.	Rights attached to shares:

The Common Shares confer upon their holders’ voting rights and the right to participate in shareholders’ meetings, the right to share, on a per share pro rata basis, in Bonus Shares or Distributions (as defined in the Company’s Articles of Incorporation) as may be declared by the board of directors and approved by the shareholders, if required (out of funds legally available therefor), and the right to a share in excess assets upon liquidation of the Company – all as set forth in the Company’s Articles of Incorporation and in the Company’s Shareholders’ agreement.

c.	Warrants

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding warrants, December 31, 2024 (i)	2,000,500	$1.00	4.46
Exercised	(396,000)	$1.00	1.50
Warrants – issued in units subscription	70,000	$5.05	2.55
Warrants – issued as inducement	1,188,000	$5.05	2.97
Outstanding warrants, September 30, 2025	2,862,500	$2.72	3.54
Exercised	(27,000)	$1.00	0.46
Warrants – issued as inducement	81,000	$5.05	2.04
Outstanding warrants, December 31, 2025	2,916,500	$2.86	2.66
Issued – conversion of convertible debenture	50,000	$5.00	0.46
Exercised	(70,000)	$1.00	0.21
Outstanding warrants, September 30, 2026	2,896,500	$2.94	2.39

(i)	The weighted-average remaining life at December 31, 2024 has been adjusted to reflect the modification of the expiry date of the related warrants as previously detailed.

			Weighted
			Average
Expiry	Number of Warrants	Exercise Price	Remaining Life
December 14, 2026	100,000	$1.00	0.21
December 14, 2029	1,407,500	$1.00	3.21
January 15, 2028	70,000	$5.05	1.29
June 17, 2028	1,188,000	$5.05	1.72
July 15, 2028	81,000	$5.05	1.79
February 11, 2029	50,000	$5.00	2.37
Outstanding warrants, September 30, 2026	2,896,500	$2.94	2.39

Under ASC Topic 815, the warrants are recorded as equity and included in additional paid-in capital.

d.	Stock Options

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

The following table summarizes the stock option activity for the period ended September 30, 2026:

		Number of		Aggregate	Remaining
	Expiry	Options	Exercise	Intrinsic	Contractual
Grant Date	Date	Granted	Price	Value	Life
March 15, 2024	March 15, 2029	180,000	$2.00	$-	2.46
June 18, 2024	June 18, 2029	90,000	$4.00	-	2.72
June 30, 2024	June 30, 2029	320,000	$4.00	-	2.75
August 28, 2024	August 28, 2029	25,000	$5.00	-	2.91
September 25, 2024	September 25, 2029	243,000	$5.00	-	2.99
As of September 30, 2026		858,000	$3.89	$-

Inputs into the Black-Scholes Model:
Grant Date	15-Mar-24	18-Jun-24	30-Jun-24	28-Aug-24	25-Sep-24
Share price	$2.00	$2.00	$2.00	$2.00	$2.00
Exercise price	$2.00	$4.00	$4.00	$5.00	$5.00
Term	5	5	5	5	5
Risk-Free Interest Rate	3.53%	3.19%	3.43%	2.91%	2.76%
Volatility	150.00%	150.00%	150.00%	150.00%	150.00%

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

During the period ended September 30, 2026, the Company recognized $nil (2025 - $338,390) in share-based compensation expense relating to the vesting of the options.

NOTE 8: RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the noted periods:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Accounts Payable - September 30, 2026
Paid to the CEO	$62,500	$450,000	$8,867
Paid to the CFO	$56,250	$383,784	$—
Paid to the Executive Chairman	$62,500	$374,700	$—
Paid to a law firm in which a director is a partner, for legal services – internal counsel and corporate secretary	$10,692	$31,545	$9,674

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Accounts Payable - September 30, 2025
Paid to a company controlled by the CEO	$50,167	$101,167	$39,297
Paid to a company controlled by the CFO	$41,833	$101,429	$23,558
Paid to the Executive Chairman	$51,468	$79,038	$42,167
Paid to a law firm in which a director is a partner, for legal services – internal counsel and corporate secretary	$20,373	$25,865	$8,113

During the three and nine months ended September 30, 2026, directors were paid $60,000 and $152,857, respectively (2025 - $nil) in director fees.

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

For the three months ended September 30:

Period ended September 30, 2026	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
General and administrative expenses (a)	$28,735	$16,961	$773,933	$819,629
Legal and professional fees	15,317	—	354,133	369,450
Depreciation	5,104	—	—	5,104
Exploration and evaluation expenditures (see Note 4)	158,169	100,416	—	258,585
Interest and other (income) expense	(7,324)	—	(159,591)	(166,915)
Foreign exchange (gain) loss	103,635	1,489	154	105,278
Net loss before income tax expense (recovery)	$303,636	$118,866	$968,629	$1,391,131

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net loss before income tax expense (recovery)	$303,636	$118,866	$968,629	$1,391,131

(a) General and Administrative (G&A) expenses	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
Travel	$—	$—	$18,826	$18,826
Compensation	28,735	16,961	369,370	415,066
Investor relations	—	—	234,523	234,523
Listing and filing fees	—	—	148,522	148,522
Other G&A	—	—	2,692	2,692
Total G&A	$28,735	$16,961	$773,933	$819,629

Period ended September 30, 2025	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
General and administrative expenses (a)	$12,066	$5,581	$320,826	$338,473
Legal and professional fees	22	—	102,671	102,693
Depreciation	1,425	—	—	1,425
Exploration and evaluation expenditures (see Note 4)	91,487	29,547	—	121,034
Interest and other (income) expense	(79)	—	(344)	(423)
Foreign exchange (gain) loss	3,133	2,820	(14,583)	(8,630)
Net loss before income tax expense (recovery)	$108,054	$37,948	$408,570	$554,572

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net loss before income tax expense (recovery)	$108,054	$37,948	$408,570	$554,572

(a) General and Administrative (G&A) expenses	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
Travel	$—	$—	$1,483	$1,483
Compensation	12,066	5,581	316,372	334,019
Other G&A	—	—	2,971	2,971
Total G&A	$12,066	$5,581	$320,826	$338,473

For the nine months ended September 30:

Period ended September 30, 2026	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
General and administrative expenses (a)	$40,993	$65,619	$2,491,113	$2,597,725
Legal and professional fees	43,197	—	626,203	669,400
Depreciation	13,651	—	—	13,651
Exploration and evaluation expenditures (see Note 4)	274,327	362,015	—	636,342
Interest and other (income) expense	(17,178)	—	(392,127)	(409,305)
Liquidity event deferred cash payment	—	—	720,700	720,700
Liquidity event and listing event shares	—	—	17,747,028	17,747,028
Foreign exchange (gain) loss	111,060	2,426	44,753	158,239
Net loss before income tax expense (recovery)	$466,050	$430,060	$21,237,670	$22,133,780

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net loss before income tax expense (recovery)	$466,050	$430,060	$21,237,670	$22,133,780

(a) General and Administrative (G&A) expenses	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
Travel	$—	$—	$102,428	$102,428
Compensation	40,993	65,619	1,619,438	1,726,050
Investor relations	—	—	499,119	499,119
Listing and filing fees	—	—	262,970	262,970
Other G&A	—	—	7,158	7,158
Total G&A	$40,993	$65,619	$2,491,113	$2,597,725

Period ended September 30, 2025	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
General and administrative expenses (a)	$33,807	$20,075	$947,855	$1,001,737
Legal and professional fees	412	—	250,210	250,622
Depreciation	3,921	—	—	3,921
Exploration and evaluation expenditures (see Note 4)	171,329	75,401	—	246,730
Interest and other (income) expense	(79)	—	762	683
Foreign exchange (gain) loss	8,787	2,727	(18,157)	(6,643)
Net loss before income tax expense (recovery)	$218,177	$98,203	$1,180,670	$1,497,050

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net loss before income tax expense (recovery)	$218,177	$98,203	$1,180,670	$1,497,050

(a) General and Administrative (G&A) expenses	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
Travel	$—	$—	$8,411	$8,411
Compensation	33,807	20,075	925,130	979,012
Other G&A	—	—	14,314	14,314
Total G&A	$33,807	$20,075	$947,855	$1,001,737

As at September 30, 2026	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
Mineral properties	$4,000,000	$4,150,000	$—	$8,150,000
Property and equipment	50,159	—	—	50,159
Total Long-Lived Assets	$4,050,159	$4,150,000	$—	$8,200,159

As at December 31, 2025	Gaia Colombia and Berlin Colombia	284 Ontario	Jaguar Uranium Corp.	Total
Mineral properties	$4,000,000	$4,150,000	$—	$8,150,000
Property and equipment	38,865	—	—	38,865
Total Long-Lived Assets	$4,038,865	$4,150,000	$—	$8,188,865

NOTE 10: SUBSEQUENT EVENTS

On October 29, 2026, the Company granted 1,305,000 stock options to certain directors, officers and consultants. The stock options have an exercise price of $1, a term of five years and vest as follows one third on grant date, one third on the date six months from grant date and one third on the date twelve months from grant date.

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

We maintain significant land holdings in Colombia and Argentina, which offer substantial exploration potential. Our properties are located within mining-friendly jurisdictions and are supported by established infrastructure. In October 2026, we announced our first mineral resource estimate, for the Laguna Salada deposit (see “Recent Developments” below), and we intend to carry out exploration programs to expand and upgrade resources across our portfolio

We control significant areas in one district in Colombia referred to as the Berlin Project. In Argentina, we control concessions in the Chubut Province titled Laguna Salada and La Rosada, and in the Mendoza Province titled Huemul. The areas controlled by the Company are known to have uranium indications as well as rare earth metals and base metals, specifically copper in the Huemul Project. Following the incorporation of the Company in December 2022, the Berlin Project was acquired by the Company in April 2024 and the Argentina Projects were acquired in July 2024.

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

We have not yet generated any income. Total operating expenses for the three and nine months ended September 30, 2026 were $1,452,768 and $3,917,118, respectively, including $369,450 and $669,400 in legal and professional fees (including legal fees, auditor fees, and accounting fees); $819,629 and $2,597,725 in general and administrative expenses; $258,585 and $636,342 in exploration and evaluation expenditures; and, $5,104 and $13,651 in depreciation. Total operating expenses for the three and nine months ended September 30, 2025 were $563,625 and $1,503,010, respectively, including $102,693 and $250,622 in legal and professional fees (including legal fees, auditor fees, and accounting fees); $338,473 and $1,001,737 in general and administrative expenses; $121,034 and $246,730 in exploration and evaluation expenditures; and, $1,425 and $3,921 in depreciation.

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

During the balance of 2026, we anticipate that we will continue our exploration and development of mineral interests and secure and maintain title to properties with the goal of achieving future profitable production. There is no assurance that we will succeed in this endeavor, achieve revenues in the future, achieve revenues that exceed the cost of our expenses in the future, or generate a profit, taking into account our expenses.

Recent Developments

Laguna Salada Mineral Resource Estimate. On October 13, 2026, we announced an independent mineral resource estimate for our Laguna Salada uranium-vanadium project in Chubut Province, Argentina, prepared in accordance with Subpart 1300 of Regulation S-K (“S-K 1300”), with an effective date of October 5, 2026. The mineral resource estimate comprises 21.1 million tonnes of Indicated mineral resources at an average grade of 90 ppm U₃O₈ and 665 ppm V₂O₅, containing approximately 4.2 million pounds of U₃O₈ and 31.1 million pounds of V₂O₅, and 34.0 million tonnes of Inferred mineral resources at an average grade of 137 ppm U₃O₈ and 755 ppm V₂O₅, containing approximately 10.1 million pounds of U₃O₈ and 57.3 million pounds of V₂O₅. No Measured mineral resources have been classified. The mineral resources are reported using a net smelter return cut-off value of $12.08 per tonne, based on, among other assumptions, a uranium price of $84 per pound U₃O₈ and a vanadium price of $5.30 per pound V₂O₅.

The mineral resource estimate was prepared under the direction of Simon Mortimer (FAIG) of Atticus Geoscience Consulting Ltd., a qualified person, and is supported by a technical report summary titled “S-K 1300 Mineral Resource Estimate on the Laguna Salada Uranium-Vanadium Deposit and Technical Report Summary for the Laguna Salada Uranium-Vanadium Project,” dated October 16, 2026, with an effective date of October 5, 2026, authored by Scott Jobin-Bevans, P.Geo., Ph.D., PMP, and Simon J.A. Mortimer, FAIG, M.Sc., each a qualified person as defined in S-K 1300, which was filed as Exhibit 96.1 to our Current Report on Form 8-K filed with the SEC on October 19, 2026. Mineral resources are not mineral reserves and do not have demonstrated economic viability. Inferred mineral resources have a lower level of geological confidence than Indicated mineral resources and may not be converted to mineral reserves. Although it is reasonably expected that the majority of the Inferred mineral resources could be upgraded to Indicated mineral resources with continued exploration, there is no certainty that further exploration will result in an upgrade in classification. We have not declared any mineral reserves on any of our properties.

Results of Operations

The following financial data is derived from, and should be read in conjunction with the quarterly financial statements. A summary of the Company’s operating results for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	819,629	338,473	2,597,725	1,001,737
Legal and professional fees	369,450	102,693	669,400	250,622
Depreciation	5,104	1,425	13,651	3,921
Exploration and evaluation expenditures	258,585	121,034	636,342	246,730
TOTAL OPERATING EXPENSES	1,452,768	563,625	3,917,118	1,503,010

OTHER INCOME AND EXPENSES
Interest and other (income) expense	(166,915)	(423)	(409,305)	683
Foreign exchange (gain) loss	105,278	(8,630)	158,239	(6,643)
Liquidity event deferred cash payment	—	—	720,700	—
Liquidity event and listing event shares	—	—	17,747,028	—

NET LOSS AND COMPREHENSIVE LOSS	$1,391,131	$554,572	$22,133,780	$1,497,050

The following is an analysis of the Company’s operations for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. Significant items contributing to the loss incurred during such period were as follows:

●	General and administrative expenses:

General and Administrative (G&A) expenses	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Travel	$18,826	$1,483	$102,428	$8,411
Compensation	415,066	334,019	1,726,050	979,012
Investor relations	234,523	—	499,119	—
Listing and filing fees	148,522	—	262,970	—
Other G&A	2,692	2,971	7,158	14,314
Total G&A	$819,629	$338,473	$2,597,725	$1,001,737

The increase in these expenses is due to the following: compensation increased as a result of the liquidity event bonuses, which were contractually due to management upon the IPO and amounted to $525,000; investor relations expenses were previously not incurred until the completion of the IPO and the Company retained several service providers to provide services including online marketing, interviews and other coverage; listing and filing fees increased as a result of fees paid to our filing agent, which were previously not required to be paid and included several amounts that were due upon the IPO.

●	Legal and professional fees for the three and nine months ended September 30, 2026 were $369,450 and $669,400, respectively, compared to $102,693 and $250,622 for the three and nine months ended September 30, 2025, respectively. The three and nine months professional fees mainly consisted of the following respective amounts: $12,655 and $187,847 of audit and accounting fees (September 30, 2025 - $70,992 and $129,914); $341,478 and $438,356 of legal fees (September 30, 2025 - $16,098 and $46,215), which primarily relate to fees paid for securities counsel as part of pursuing the filing of a non-offering prospectus in Canada and a registration statement with the SEC and other matters related to the IPO, as well as ordinary corporate counsel fees. The increase in legal and professional costs is partially offset by $8,500 and $67,000 of compensation costs for consulting related to the CFO, which were included in professional fees in the prior period, whereas in the current period the CFO was on payroll, which was included in General and Administrative expenses.

●	Exploration and evaluation expenditures:

For the three months ended September 30,

Exploration and Evaluation Expenses	Berlin (Colombia)	Laguna Salada (Argentina)	Huemul (Argentina)	Period Ended September 30, 2026
Personnel	$114,081	$29,571	$19,407	$163,059
Geological	15,008	229	1,796	17,033
Land management	2,493	10,685	37,308	50,486
Other	26,587	1,420	—	28,007
	$158,169	$41,905	$58,511	$258,585

Exploration and Evaluation Expenses	Berlin (Colombia)	Laguna Salada (Argentina)	Huemul (Argentina)	Period Ended September 30, 2025
Personnel	$76,876	$—	$—	$76,876
Geological	10,095	—	—	10,095
Land management	4,515	23,547	5,271	33,333
Other	—	365	365	730
	$91,486	$23,912	$5,636	$121,034

For the nine months ended September 30,

Exploration and Evaluation Expenses	Berlin (Colombia)	Laguna Salada (Argentina)	Huemul (Argentina)	Period Ended September 30, 2026
Personnel	$207,273	$69,104	$61,231	$337,608
Geological	22,840	1,844	15,222	39,906
Land management	14,265	36,934	157,218	208,417
Other	29,949	5,846	14,616	50,411
	$274,327	$113,728	$248,287	$636,342

Exploration and Evaluation Expenses	Berlin (Colombia)	Laguna Salada (Argentina)	Huemul (Argentina)	Period Ended September 30, 2025
Personnel	$125,837	$154	$157	$126,148
Geological	10,095	—	—	10,095
Land management	35,170	52,173	18,225	105,568
Other	226	2,676	2,017	4,919
	$171,328	$55,003	$20,399	$246,730

Exploration and evaluation (“E&E”) expenses have increased across all periods as the Company completed its IPO in February 2026 and was able to commence preliminary E&E activity, whereas previously the costs incurred were kept to the minimum amounts required to keep the properties in good standing.

●	Personnel costs consist of the payments made to the consultants, who are managing the Company’s operations in Colombia and Argentina.

●	Geological costs consist of the payments made to contractors who prepare the work plan for our properties, including surface geological exploration, subsoil exploration, geological assessment and modelling and financial and market analysis.

●	Land management costs consist of the costs related to keeping the claims in good standing with regulators and other claim management costs.

●	Other costs consist of general operating costs, such as travel, small equipment rentals, and other miscellaneous costs.

For clarity, the amounts shown above do not reflect field-based exploration activities. Rather, these amounts relate primarily to preparatory exploration and evaluation activities, including planning, geological assessments and regulatory compliance activities. Following the completion of the Company’s IPO in February 2026, the Company commenced field-based exploration activities, including at the Laguna Salada and Huemul projects.

●	Other Income and Expenses

Interest and other income consists primarily of interest earned on the IPO net proceeds held in cash equivalents and short-term investments, including accrued income on short-term investments of $158,015 for the nine months ended September 30, 2026.

Foreign exchange is due primarily to fluctuations in the exchange rate on CAD denominated accounts payable and, for the three and nine months ended September 30, 2026, fluctuations in the Colombian peso on balances held by the Company’s Colombian branches.

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

Further, as the share price of the Common Shares as of the IPO was $4 and the closing of the IPO was past the first anniversary of the closing date of the Argentina Acquisition, the Company issued an additional 600,000 Top Up Shares which were valued at the IPO share price of $4, resulting in $2,400,000 of value attributable to the Top Up Shares, which has been recognized in the condensed consolidated interim statements of operations as Liquidity Event and Listing Event Shares as a component of Other Income and Expenses.

Liquidity and Capital Resources

A summary and discussion of our cash inflows and outflows are as follows:

Operating Activities

For the nine months ended September 30, 2026 and 2025, the Company used $4,788,777 and $721,268, respectively, in operations. The primary driver of the increase is the overall increase in net loss to $22,133,780 for the nine months ended September 30, 2026 (2025 - $1,497,050), which is offset primarily by the non-cash share-based payments of $17,747,028 for the nine months ended September 30, 2026 (2025 - $595,488), principally due to the Liquidity Event and Listing Event Shares. Cash used in operations also reflects the Liquidity Event Deferred Cash Payment of $720,700, as noted above, the increases in expenses discussed in the foregoing discussion of the Results of Operations, and the deduction of $158,015 of non-cash accrued income on short-term investments. Further, having received the IPO proceeds, the Company was able to make payments on a significant amount of the outstanding accounts payable, resulting in a reduction of accounts payable and other liabilities of $207,394. Finally, there was $42,182 of cash used in prepaid expenses, primarily related to prepaid investor relations services that will be incurred in the coming months.

Investing activities

Investing activities for the nine months ended September 30, 2026, constituted the investment of the IPO proceeds into short-term investments and redemption of $1,400,000 of those short-term investments to fund operations, including our E&E expenses during the period, as well as maturity of $8,000,000 of those short-term investments, which will be subsequently reinvested, as well as the purchase of property and equipment of $16,860.

Financing activities

Financing activities for the nine months ended September 30, 2026, provided cash, offsetting the above uses of cash, amounting to $22,745,000 which consisted of the net proceeds from the IPO of $22,675,000 and $70,000 from the exercise of warrants, whereas for the nine months ended September 30, 2025 the Company received $350,000 of cash from the issuance of units, $150,000 from the issuance of a convertible debenture and $423,000 from the exercise of warrants.

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

As of September 30, 2026, we had cash and cash equivalents of $8,421,807 and short-term investments of $9,758,015, for a total of $18,179,822, and working capital of $17,574,058. Based on our current budget for anticipated exploration programs, workforce expansion and general corporate activities such as legal counsel, accounting, investor relations and other typical expenditures, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our capital requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. The categories of expenditures expected by the Company are exploration expenditures and property maintenance fees, general administrative expenses and working capital and general corporate purposes. We expect that we will operate at a loss for the foreseeable future and believe our current cash, cash equivalents and short-term investments will be sufficient for us to maintain our currently held properties and fund our currently anticipated general and administrative costs over that period. In any event, we will be required to raise additional funds through future financings in order to continue our business. Should such financing not be available in that time-frame or on reasonable and acceptable terms to us, we will be required to reduce our operating activities.

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

Berlin Project

On April 9, 2024, we acquired a 100% indirect interest in the Berlin Project pursuant to the share purchase agreement with GCOM dated December 8, 2023 (the “Berlin Project SPA”). Pursuant to the Berlin Project SPA, we acquired all of the issued and outstanding shares of Gaia BVI from GCOM on April 9, 2024 in consideration of (a) an initial cash payment to GCOM of CAD$20,000, (b) the issuance to GCOM of 1,211,687 Common Shares, and (c) the grant of the Berlin Royalty to GCOM pursuant to the Royalty Agreement dated April 8, 2024.

Pursuant to the Berlin Project SPA, as additional consideration for the purchase of all of the issued and outstanding shares of Gaia Energy, we will no later than 30 days after the commencement of commercial production at the Berlin Project, pay Green Shift a third cash payment of CAD$5 million (referred to in Note 3 as the Second Deferred Cash Payment). We have previously:

(a)	paid to GCOM the First Deferred Cash Payment of CAD$1 million; and

(b)	issued to GCOM such number of Common Shares that would result in GCOM owning an aggregate 25% of the issued and outstanding Common Shares (after giving effect to both the issuance to GCOM and the completion of the Liquidity Event) at the price per share equal to the IPO price.

Argentina Projects

On July 19, 2024, we acquired 284 Ontario, which held a 100% indirect interest in the Laguna Salada and Huemul Projects in Argentina (collectively the “Argentina Projects”) pursuant to the terms of the share purchase agreement with Consolidated Uranium Inc. (“Consolidated Uranium”), a subsidiary of IsoEnergy Ltd. (“IsoEnergy”) (the “Argentina Projects SPA”). Pursuant to the Argentina Projects SPA, we acquired all of the issued and outstanding shares of 284 Ontario from Consolidated Uranium on July 19, 2024 (the “Argentina Projects Closing Date”) in consideration of (a) the issuance to Consolidated Uranium of 2,000,000 Common Shares, (b) the grant of the Huemul II Royalty to Consolidated Uranium pursuant to the Huemul II Royalty Agreement; and (c) the grant of the Laguna Project Royalty to Consolidated Uranium pursuant to the Laguna Project Royalty Agreement. Pursuant to the terms of the Laguna Project Royalty Agreement, we have the option to repurchase one-half (1.0%) of the Laguna Project Royalty for a period of seven years from the Argentina Projects Closing Date for $2,500,000. Pursuant to the terms of the Huemul II Royalty Agreement, Consolidated Uranium retained the Huemul Option that extends the royalty to cover both the Huemul I and Huemul II Properties, in exchange for a payment of $1.0 million to the Company, provided the payment is made prior to the execution of the Huemul I Buy Back Right Assignment Agreement. On March 10, 2025, the Huemul I Buy Back Right Assignment Agreement was executed, and the Existing Huemul I Buy Back Right was assigned to Consolidated Uranium, resulting in the immediate termination of the Huemul Option.

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

Pursuant to the Argentina Projects SPA, as additional consideration for the purchase of all of the issued and outstanding shares of 284 Ontario, we have issued to Consolidated Uranium 400,000 Listing Shares. Further, we have also issued to Consolidated Uranium 600,000 Top Up Shares, being the number of Common Shares required to reflect a $12,000,000 valuation of the Argentina Projects at the IPO price of $4.00.

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

In connection with the Argentina Projects SPA, we entered into an investor rights agreement with IsoEnergy (the “IsoEnergy IRA”). Pursuant to the IsoEnergy IRA, IsoEnergy is entitled to participate in future equity financings, including the issuance of equity securities or securities convertible into or exercisable for equity securities in any public or private offering, on terms consistent with those offered to other investors, subject to certain exceptions, including issuances of securities (a) under the Company’s existing or future share-based incentive plans, (b) upon the exercise or conversion of previously issued convertible or exchangeable securities, (c) in connection with acquisitions, business combinations, or other asset transactions, and (d) through a rights offering made available to all shareholders.

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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. and the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ equity, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2026, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2025. The interim results for the period ended September 30, 2026 are not necessarily indicative of the results for the full fiscal year.

Recently Adopted Accounting Pronouncements

As of September 30, 2026, there are no additional recently issued or adopted accounting standards that could have a material impact on these unaudited condensed consolidated interim financial statements.

Critical Accounting Estimates

A summary of significant accounting policies of the Company is presented in Note 2 of the unaudited condensed consolidated interim financial statements for the period ended September 30, 2026. The financial statements and notes are representations of our management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles under U.S. GAAP and have been consistently applied in the preparation of the financial statements.

The below discussion highlights the estimates having the greatest impact on the respective financial statements:

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

Management’s best estimates regarding the restoration provisions are based on the current economic environment. Changes in estimates of contamination, restoration standards and restoration activities result in changes to provisions from period to period. Actual restoration provisions will ultimately depend on future market prices for future restoration obligations. Management has determined that the Company has no restoration obligations on acquisition of the mineral properties and as at September 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Our management carried out, as of September 30, 2026, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. During the three months ended September 30, 2026, the Company issued 70,000 Class A common shares to Coronation Street Capital Inc. an existing shareholder upon the exercise of 70,000 warrants at an exercise price of $1.00 per share, for aggregate cash proceeds of $70,000. No underwriter or placement agent was involved, and no underwriting discounts or commissions were paid. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), Regulation S under the Securities Act and Section 3(a)(9) of the Securities Act, on the basis that the holder was a non-U.S. persons and the warrants were originally issued in a private placement. The Company used the proceeds for general working capital purposes.

Use of Proceeds from Initial Public Offering. On February 11, 2026, we completed our initial public offering (the “IPO”) of 6,250,000 Class A common shares at a public offering price of $4.00 per share. The offer and sale of the shares were registered under the Securities Act pursuant to our registration statement on Form S-1 (File No. 333-292006), which was declared effective by the SEC on January 30, 2026. The offering commenced on February 9, 2026 and terminated on February 11, 2026 upon the sale of all of the shares offered in the IPO. Titan Partners, a division of American Capital Partners, acted as sole bookrunner for the offering.

We received gross proceeds of $25.0 million from the IPO. After deducting underwriting discounts and commissions of $1.875 million and offering expenses of approximately $450,000, we received net proceeds of approximately $22.7 million.

From the closing of the IPO through September 30, 2026, we used approximately $4.5 million of the net proceeds for exploration and evaluation activities and property maintenance ($0.6 million), general and administrative expenses ($2.6 million), the First Deferred Cash Payment to GCOM ($0.7 million), and working capital and other general corporate purposes ($0.6 million). As of September 30, 2026, approximately $18.2 million of the net proceeds remained unused and was held in cash, cash equivalents and short-term investments.

No payments from the net proceeds were made, directly or indirectly, to any of our directors or officers or their associates, to persons owning 10% or more of any class of our equity securities or to any of our affiliates, other than the liquidity event bonuses, which were contractually due to management upon the IPO and amounted to $0.5 million and past due compensation, which was included in accounts payable of $0.5 million and finally, the First Deferred Cash Payment of $0.7 million paid to GCOM. There has been no material change in the planned use of proceeds from that described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on February 11, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

The Company’s executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of its common shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended September 30, 2026, no officers or directors of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit	Description
10.1*#	Jaguar Uranium Corp. 2025 Equity Incentive Plan, as amended (approved by shareholders on September 22, 2026).
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith.
#	Indicates a management contract or compensatory plan or arrangement.

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

Date: November 12, 2026